Form 10QSB
period 2003-06-30
CAPITAL MINERAL INVESTORS INC
filed 2003-11-10
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-105556

CAPITAL MINERAL INVESTORS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	25-1901892 (IRS Employer Identification No.)
2035 Blantyre Avenue, Coquitlam, BC, Canada, V3K 1X9 (Address of principal executive offices)
(800) 986-4850 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of October 31, 2003: 6,000,000 common shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended June 30, 2003 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003

(Unaudited)

(Stated in U.S. Dollars)

MOEN AND COMPANY

CHARTERED ACCOUNTANTS
Securities Commission Building
PO Box 10129	Telephone:	(604)662-8899
Suite 1400 - 701 West Georgia Street	Fax:	(604)662-8809
Vancouver, British Columbia	Email: moenandcompany@attcanada.net
Canada V7Y 1C6

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of

Capital Mineral Investors, Inc. (A Nevada Corporation)

(An Exploration Stage Company)

We have reviewed the accompanying Balance Sheets of Capital Mineral Investors, Inc. (An Exploration Stage Company) as of June 30, 2003, and the related Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the period from date of inception on December 31, 2002 to June 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Capital Mineral Investors, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an examination in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

On the basis of our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with U.S. generally accepted accounting principles.

/s/"Moen and Company"
Chartered Accountants

Vancouver, British Columbia, Canada
October 21, 2003

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(A Development Stage Company)

Statement of Stockholders' Equity

(in U.S. Dollars)

(Unaudited)

	Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Total Capital Stock	Retained Earnings (Deficit)	Total Shareholders' Equity
December 31, 2002							
Issuance for cash	$0.001	6,000,000	$6,000		$6,000		$6,000
Net loss for the period from December 31, 2002 to June 30, 2003						(48,487)	(48,487)
Balance, June 30, 2003		6,000,000	$6,000		$6,000	$(48,487)	$(42,487)

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 1.  ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on December 31, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue opportunities in the business of mineral exploration. The inception date is December 31, 2002. The first fiscal year end of the Company is December 31, 2003.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying audited financial statements of Capital Mineral Investors, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP).

Exploration stage company

Capital Mineral Investors, Inc. is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

Use of estimates

The preparation of financial statements in conformity with USGAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with a maturity at the date of purchase of three months or less.

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Income Taxes

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statement at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Compensated absences

Employees of the corporation are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences, and accordingly, no liability has been recorded in the accompanying financial statements. The corporation's policy is to recognize the costs of compensated absences when paid to employees.

Net profit per share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilution effects on net loss per share are excluded.

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at June 30, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

Long-lived assets

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset in question may not be recoverable. This standard did not have a material effect on the Company's results of operations, cash flows or financial position in these financial statements.

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Foreign currency translation

The accounts of the Company are translated into US Dollars on the following basis:

    Monetary assets and liabilities are translated at the current rate of exchange.

    The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.

    The gain or loss on translation is reported as a separate component of stockholders' equity and not recognized in net income. Gains or losses on remeasurement are recognized in current net income.

    Gains or losses from foreign currency transactions are recognized in current net income.

    Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

    Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

    An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity. There are no cumulative translation adjustments to June 30, 2003.

Stock-based Compensation

SFAS No. 123, "Accounting for stock-based compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for stock issued to employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based methods. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or net loss per share.

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral property acquisition costs and deferred exploration expenditures

a)   Mineral property acquisition costs are capitalized. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while the Company is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

b)   US GAAP requires that whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the discounted future cash flows is less than the carrying amount of the asset, an impairment loss (difference between the carrying amount and fair value) should be recognized as a component of income from continuing operations before income taxes.

c)   Where properties are disposed of, the sales proceeds are, firstly, applied as a recovery of mineral property acquisition costs, and secondly, as a gain or loss recorded in current operations.

Note 3.  PREPAID EXPENSES AND DEPOSIT

The amount of $3,600 as at June 30, 2003 is prepaid for legal fees.

Note 4.  RELATED PARTY TRANSACTIONS

The amount of $51,341 as at June 30, 2003 is due to directors, officers, and shareholders of the Company, Jerry Dibble and Philip Derry. This amount is unsecured, non interest bearing, and has no specific terms of repayment.

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
 (An Exploration Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 5.  CAPITAL STOCK

a)   Authorized: 75,000,000 common shares with a par value of $0.001 per share.

b)   Issued and outstanding common shares as at June 30, 2003, are as follows:

Note 6.  INCOME TAXES

There is a loss of $48,487 carried forward that may be applied towards future profits.

No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 7.  FINANCIAL INSTUMENTS

The Company's financial instruments consist of cash and cash equivalents, prepaid expenses, accounts payable and due to related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 8.  PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2003, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
June 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 9.  MINERAL PROPERTY EXPLORATION PROGRAM

The Company plans to perform an exploration property program over most of a mineral property, which is 100% owned by Rod Husband, a director of the Company, and are held in trust by the Company. The property comprises one mineral claim covering an area totaling 5 square kilometers in British Columbia of Canada. Previous work in the area has identified several narrow gold veins.

The exploration program is to include reconnaissance mapping and prospecting, geophysics geochemical sampling, and some mechanical trenching where warranted. Further programs of more advanced exploration, including a diamond drilling program are recommended and would be contingent on favourable results of each preceding exploration phase. The first phase program has been budgeted at US$34,000. The second phase program is estimated to cost a total of US$105,000, and additional financing will be required for that program.

ITEM 2. Management's Discussion and Analysis or Plan of Operations.

Some discussions in this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, exploration-stage company, and have not yet generated or realized any revenues from our business operations. We are not a blank check company. We have no intentions of merging with any other companies or allowing ourselves to be acquired by another company, or to act as a blank check company as that term is defined under Rule 419 of Regulation C under the Rules of the Securities Act of 1933. We must raise cash in order to implement our plan and stay in business.

To meet our needs for cash we are attempting to raise money from our public offering by filing with the Securities and Exchange Commission ("SEC"), a Registration statement in Form SB-2 on May 23, 2003. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied to this offering and exploration. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have obtained demand loans of $51,340.73 from Jerry Dibble and Phil Derry, our officers. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

If we raise the maximum amount of this offering in November, 2003, we will begin Phase 1 and complete Phase 1 in May 2004 because from mid October to mid April, rain and snow may cause roads leading to our claim's to be impassable. Phase 1 would take approximately 2 months and cost $34,000. We would then start Phase 2 at the beginning of July, 2004 and complete Phase 2 at the end of September, 2004. Phase 2 would take approximately 3 months and would cost $105,000. If we complete this offering, we will not need any more funding for Phases 1 and 2. If we do not complete the offering, then we will have to raise more money through private placements, public offerings or by bringing in other partners. The money we raise from this offering will determine how long we can satisfy our cash requirements. If we do not raise enough funds, the Company will have to raise additional funds within the next 12 months.

We may not be able to continue for the next 12 months unless we obtain additional capital to pay our bills. Our founders have not made a commitment of financial support to meet our obligations and we have not generated any revenues and no revenues are anticipated unless and until gold is discovered on the property that we have an interest. Accordingly, we must raise cash from other than the sale of the gold. We will be conducting research in connection with the exploration of the property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees.

Limited Operating History-Need for Additional Cash

There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we conduct research and exploration of the property before we start production on any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, explore or expand our operations. Equity financing could result in additional dilution to existing stockholders.

Results of Operations

From Inception to June 30, 2003.

We just recently acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Since inception, we have used our common stock to raise money, we have also obtained demand loans totaling $51,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness which are legal fees and auditing fees. Net cash provided by financing activities from inception to June 30, 2003 was $6,000, as a result of proceeds received from subscriptions of shares of the Company.

Liquidity and Capital Resources

As of June 30, 2003, we have yet to generate any revenues from our business operations.

We issued 6,000,000 founders shares on December 31, 2002. This was accounted for as capital of $6,000. Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73 of which $25,087 was used for organizational and start up cost and the offering expenses incurred prior to the completion of the public offering referred to above. As of 2003 the cash balance of the loan is $28,354. The loans do not bear interest and have not been paid as of the date hereof. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of the offering that they will accept payment from us when the Company is able to pay back the demand loans. If the Company will not be able to raise $50,000 through the public offering, the balance of the cash will be used to pay all the offering expenses budgeted by the Company.

As of June 30, 2003, our total assets were $32,254, and our total liabilities were $74,741.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen Stock Certificate
10.1*	Hart Claims
10.2*	Statement of Trustee
10.3*	Deed
*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated May 23, 2003, and incorporated herein by this reference.

(b) No reports on Form 8-K and no financial statements were filed during the quarter for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2003

CAPITAL MINERAL INVESTORS, INC.
BY: /s/ Jerry Dibble Jerry Dibble President and Director (who also performs the function of principal chief executive officer)
BY: /s/ Phil Derry Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer)

I, Jerry Dibble, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Capital Mineral Investors, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Jerry Dibble" Jerry Dibble President and Director (who also performs the function of principal chief executive officer) November 10, 2003

I, Phil Derry, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Capital Mineral Investors, Inc.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Phil Derry" Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) November 10, 2003