Form 10QSB
period 2003-09-30
CAPITAL MINERAL INVESTORS INC
filed 2003-11-10
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2003

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the period ended September 30, 2003 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

(An Exploration Stage Company)

We have reviewed the accompanying Balance Sheets of Capital Mineral Investors, Inc. (An Exploration Stage Company) as of September 30, 2003, and the related Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the period from date of inception on December 31, 2002 to September 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Capital Mineral Investors, Inc.

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

/s/"Moen and Company"
Chartered Accountants

Vancouver, British Columbia, Canada
October 21, 2003

ASSETS		
Current Assets		
Cash and cash equivalents	$	26,336
Prepaid expense and deposit (note 3)		3,600
		29,936
Fixed Assets, at cost		670
	$	**30,606**
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable and accrued	$	23,400
Due to related parties (note 4)		51,341
		74,741
Stockholders' Equity		
Capital Stock (note 5)		
Authorized:		
Issued and fully paid		
		6,000
Deficit, accumulated during the exploration stage (note 2)		(50,135)
		(44,135)
	$	**30,606**

Approved on Behalf of the Board:

/s/"Jerry W. Dibble"

/s/"Philip S. Derry"

2

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Income
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to September 30, 2003	Three Months Ended September 30, 2003	Period From Date of Inception on December 31, 2002 to June 30, 2003
Exploration Costs	$ 3,280	$ --	$ 3,280
Administration Expenses			
Bank service charges	35	--	35
Incorporation cost	1,015	--	1,015
Office expenses	387	387	--
Professional fees	42,080	--	42,080
Telephone and utilities	655	655	--
Travel and promotion	2,683	606	2,077
	46,855	1,648	45,207
Net Loss for the Period	$ (50,135)	$ (1,648)	$ (48,487)
Net loss per share			
Basic	$ 0.01	$ 0.00	$ 0.01
Diluted	$ 0.01	$ 0.00	$ 0.01
Weighted average number of common shares used to compute loss per share			
Basic	6,000,000	6,000,000	6,000,000
Diluted	6,000,000	6,000,000	6,000,000

3

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to September 30, 2003	Three Months Ended September 30, 2003	Period From Date of Inception on December 31, 2002 to June 30, 2003
Balance, beginning of period	$ --	$ (48,487)	$ --
Net Loss for the Period	(50,135)	(1,648)	(48,487)
Retained Earnings (Deficit), end of period	**$ (50,135)**	**$ (50,135)**	**$ (48,487)**

4

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to September 30, 2003	Three Months Ended September 30, 2003	Period From Date of Inception on December 31, 2002 to June 30, 2003
Cash Provided by (Used for) Operating Activities			
Loss for the period	$ (50,135)	$ (1,648)	$ (48,487)
Changes in non-cash working capital items			
Accounts payable	23,400	--	23,400
Prepaid expense and deposit	(3,600)	--	(3,600)
	(30,335)	(1,648)	(28,687)
Financing Activities			
Capital stock subscribed	6,000	--	6,000
Advances from related parties	51,341	--	51,341
	57,341	--	57,341
Investing Activities			
Fixed assets purchased	(670)	(370)	(300)
Cash Increase (Decrease) During the Period	26,336	(2,018)	28,354
Cash and cash equivalents, Beginning of the Period	--	28,354	--
Cash and cash equivalents, End of the Period	**$ 26,336**	**$ 26,336**	**$ 28,354**

5

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(A Development Stage Company)

Statement of Stockholders' Equity

(in U.S. Dollars)

(Unaudited)

	Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Total Capital Stock	Retained Earnings (Deficit)	Total Shareholders' Equity
December 31, 2002							
Issuance for cash	$0.001	6,000,000	$6,000		$6,000		$6,000
Net loss for the period from December 31, 2002 to September 30, 2003						(50,135)	(50,135)
Balance, September 30, 2003		6,000,000	$6,000		$6,000	$(50,135)	$(44,135)

See Accompanying Notes and Independent Accountants' Review Report

6

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2003
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
September 30, 2003
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
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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
September 30, 2003
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

    An analysis of the changes in the cumulative translation adjustment as disclosed as part of stockholders' equity. There are no cumulative translation adjustments to September 30, 2003.

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
September 30, 2003
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

Note 3.  PREPAID EXPENSES AND DEPOSIT

The amount of $3,600 as at September 30, 2003 is prepaid for legal fees.

Note 4.  RELATED PARTY TRANSACTIONS

The amount of $51,341 as at September 30, 2003 is due to directors, officers, and shareholders of the Company, Jerry Dibble and Philip Derry. This amount is unsecured, non interest bearing, and has no specific terms of repayment.

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2003
(In U.S. Dollars)
(Unaudited)

Note 5.  CAPITAL STOCK

a)   Authorized: 75,000,000 common shares with a par value of $0.001 per share.

b)   ssued and outstanding common shares as at September 30, 2003, are as follows:

Note 6. INCOME TAXES

There is a loss of $50,135 carried forward that may be applied towards future profits.

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

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2003, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2003
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

To meet our needs for cash we are attempting to raise money from our public offering filed with the Securities and Exchange Commission which was effective September 26, 2003. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied to this offering and exploration. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have obtained demand loans of $51,340.73 from Jerry Dibble and Phil Derry, our officers. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

From Inception to September 30, 2003.

We just recently acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Since inception, we have used our common stock to raise money, we have also obtained demand loans totaling $51,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness which are legal fees and auditing fees. Net cash provided by financing activities from inception to September 30. 2003 was $6,000, as a result of proceeds received from subscriptions of shares of the Company.

Liquidity and Capital Resources

As of September 30, 2003, we have yet to generate any revenues from our business operations.

We issued 6,000,000 founders shares on December 31, 2002. This was accounted for as capital of $6,000. Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73, of which $26,735 was used for organizational and start-up costs and the offering expenses incurred prior to the completion of this offering. As of September 30, 2003, the cash balance of the loan is $26,336. The loans do not bear interest and have not been paid as of the date hereof. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of this offering they will accept payment from us when the Company is able to pay back the demand loans. If the Company will not be able to raise $50,000 through this public offering, the balance of the cash will be used to pay all the offering expenses budgeted by the Company.

As of September 30, 2003, our total assets were $30,606, and our total liabilities were $74,741.

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