Form 10KSB
period 2003-12-31
CAPITAL MINERAL INVESTORS INC
filed 2004-04-09
CIK 1221678

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-105556

CAPITAL MINERAL INVESTORS, INC.

(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	25-1901892 (IRS Employer Identification No.)

CAPITAL MINERAL INVESTORS, INC.
2035 Blantyre Avenue
Coquitlam, BC
Canada
V3K 1X9
(Address of principal executive offices, including zip code)

(800) 986-4850
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Issuer's revenues for its most recent fiscal year is zero.

The aggregate market value of the voting common stock held by non-affiliates on March 31, 2004, computed at which the stock was sold, was $0, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 31, 2004, there were no shares of common voting stock, $0.001 par value per share, held by non-affiliates.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 31, 2004 - 6,000,000 shares of Common Stock

Transitional Small Business Issuer Format (check one)

Yes [ ] No [ x ]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on December 31, 2002. We maintain our statutory registered agent's office at 3990 Warren Way, Reno, Nevada, USA, 89509 and our business office is located at 2035 Blantyre Avenue, Coquitlam, BC, Canada, V3K 1X9. Our telephone number is (800) 986-4850. Our office is donated rent-free by our President. There is no monthly rental.

Business of the Company

In October of 2002, Rod Husband, a member of the board of directors, acquired the right to explore the mineral property containing one 4-post mineral claim by staking the same himself. It cost us US$288. The claims are recorded in Mr. Husband's name to avoid paying additional fees, however, title to the claims has been conveyed by us by an unrecorded deed. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of CDN$500 and file other documents since we are a foreign corporation in Canada. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Mr. Husband signed a statement declaring that he holds the property in trust for the Company and will deliver full title on demand to the Company. Title to the property is superior to all other unrecorded deeds. Should Mr. Husband transfer title to another person and that deed is recorded before recording our deed, that person will have superior title and we will have none. If that event occurs, however, Mr. Husband will be liable to us for monetary damages for breach of his warranty of title. We have decided that if gold is discovered on the property and it is economical to remove the gold, we will record the deed, pay the additional tax, and file as a foreign corporation. We are in possession of the unrecorded deed and the decision to record or not record the deed is solely within our province. The property was chosen by Rod Husband.

The property was chosen for its potential to host precious metal mineralization, primarily gold. We plan to perform a modern exploration program over a relatively large area that is covered by our claims; recent exploration in the area in the late 1980's and early 1990's appear to have been on a very limited scale.

To date we have not performed any work on our property. We are presently in the exploration stage and there is no assurance that a commercially viable mineral deposit, a reserve, exists in our property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

Location and Access

The property consists of one 4-post mineral claim covering approximately 1,235 acres and is located 50 kilometers west-southwest of Kelowna, British Columbia and 15 kilometres west of the formerly producing Brenda copper-molybdenum mine. Road access to the property is available from Highway 97C via the Sunset Main Forestry access roads. Highway 97C is a major four lane paved road that bisects the property that connects the southern interior of British Columbia with Vancouver.

Claim Status

The following is a list of the claims:
Claim Name	Units (Hectares)	Tag Number	Tenure Number	Expiry Date
HART	20 (500 ha.)	244578	397339	October 6, 2004

In order to maintain the claims the holder must either record the exploration work carried out on that claim during the anniversary year or pay cash in lieu. During the first three years of a claim's existence, the cash in lieu amount is US$72 (CDN$100) per unit with an additional US$7.2 (CDN$10) per unit recording fee; the cash in lieu amount increases to US$144 (Cdn$200) per unit after the third year. Work performed must equal or exceed the minimum specified value per unit; excess value of work in one year can be applied to cover work requirements on the claim for additional years. During the first three years, the Company must spend over US$2,880 (CDN$4,000) each year on exploration to keep the property in good standing. After the first three years the cost would be US$5,760 (CDN$8,000) per year.

Permits are required by the government of British Columbia for mineral exploration activities that involve surface disturbance. As the initial recommended exploration activities for our mineral property involve little or no surface disturbance, permits are not required at this stage.

Physiography, Climate and Infrastructure

The Hart property is situated on the Okanagan Plateau of south central British Columbia. The typical topography here is gently rolling, with rounded ridge tops and deeply incised dendritic stream valleys. The claims lie at elevations ranging from 1,350 metres (4,429 feet) above sea level in the southeast corner, to a high of 1,510 metres (4,954 feet) in the west-central portion of the property. The forest vegetation on the property consists of mainly fir, pine, spruce and aspen, some of which has been harvested by logging.

The climate is characterised by relatively low precipitation with temperatures ranging from minus 20 degrees Celsius in the winter to over 30 degrees Celsius in the summer. The summer months are generally dry, while a snow pack of up to two metres (6.5 feet) may accumulate during the winter. The property is easily accessible from late May to late November, although some work such as geophysical surveys and drilling could take place year round.

The Hart Property is accessed by a network of good gravel logging roads. The city of Kelowna lies 50 kilometres to the east-northeast. It is the major service centre for the Okanagan Valley region. Provincial highways, rail freight lines, and an airport serve the city. Sufficient equipment, service suppliers and exploration personnel can be obtained in Kelowna.

Power is readily available from nearby transmission lines running to the formerly producing Brenda mine. Water in sufficient quantities for drilling is available from nearby streams and lakes.

Property Geology

We have a geologist report on the property provided by Stephen Kenwood dated January 27, 2003 (the "Kenwood Report"). Mr. Kenwood is a graduate of the University of British Columbia (1987) and holds a B.Sc. degree in geology. He is a member of the Association of Professional Engineers and Geologists of British Columbia and has been engaged in his profession by various mining exploration and/or geological consulting companies since 1987. According to the Kenwood Report, much of the property is covered by glacial drift. Outcrops are essentially restricted to roadcuts, ridge tops and stream gullies.

The property is underlain by volcanic and sedimentary rocks of the Nicola Group and by Middle Jurassic granites and granodiorites of the Osprey Lake batholith. The contact between these units trends northeasterly across the property. Early Tertiary feldspar porphyry stocks and dikes of the Otter intrusions occur throughout the property. Mapping by Dawson and Ray show a north-northeast striking, west-northwest dipping succession of andesitic flows and tuffs of the Peachland Creek formation and argillites and limy argillites of the Stemwinder Formation.

The main types of alteration recognized in the granitic rocks throughout the property are propylitic, argillic, sericitic, potassium feldspar stable phyllic, phyllic, advanced argillic and silicic. Locally, potassic alteration, skarnification and silicification are evident, but are relatively minor and do not appear to be related to mineralization.

Previous History

The area of the Hart property has been explored for copper and molybdenum deposits during the late 1960's and early 1970's. Prospecting and reconnaissance sampling carried out by Fairfield Minerals Ltd., from 1986 to 1990 revealed gold mineralization hosted by quartz veins or sulphide skarn pods (Rowe, 1992). From 1990 to 1995, Fairfield conducted soil geochemistry, stream sediment sampling, prospecting and geological mapping in an extensive area that included the Hart property. Numerous elevated gold values were returned from these programs.

Our Proposed Exploration Program

We must conduct exploration to determine what amount of minerals, if any, exist on the property and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program is designed to economically explore and evaluate our properties. We do not claim to have any minerals or reserves whatsoever at this time on any of our properties.

Stephen Kenwood will oversee and conduct the exploration on the property. See "Business-Property Geology" for a description of Mr. Kenwood's qualifications.

It is recommended that further exploration work be undertaken on the Hart Property to assess its potential to host gold mineralization within quartz (plus sulphide) veins and/or shear zones. Only cursory exploration has been done on the Hart property. It does however, have some known gold showings on the property that are worthy of exploration given the property's close proximity to a known high grade gold deposit.

The Company has proposed a modest program to assess the potential of these known showings and to hopefully discover new mineralization on the property. The Company believes that the Hart property has potential to host a high grade gold deposit and is also in a geological environment that is favourable to host low grade, large tonnage copper and/or copper-gold porphyry style mineralization. The Kenwood Report provides a review of the regional geology and of different properties within that region, which indicates the close proximity of our claim to a high grade deposit in the region. It is common practice in the mineral exploration industry to develop exploration targets based on proximity to known occurrences that have similar general geology.

A phased program of exploration activities will be undertaken (funds permitting), with a goal of generating and prioritising targets to test by trenching or drilling. Initial exploration activities (grid establishment, geological mapping, soil sampling, geophysical surveys, and mechanical trenching where deemed appropriate) do not involve ground disturbance and will not require a work permit. Any follow-up drilling will require permits, applications for which should be submitted well in advance of the planned work.

Phase 1:

The first phase of exploration will be an evaluation of the Annie Oakley and Brew showings in an attempt to expand on the current information and to also perform grid soil geochemical and geophysical surveys in conjunction with prospecting and geological mapping to generate additional targets. The grid work will cover over half of the property and will provide preliminary geochemical and geophysical data that will be the basis for further exploration. To date, this kind of property scale information has not been done on this property. The primary target is precious metal vein-type mineralization; a second target to consider would be a porphyry style of copper-molybdenum mineralization. The budgeted cost of this phase of work is $34,000.

Phase 1 will be started upon completion of the pubic offering and if there is snow or rain that causes the roads leading to our claim to be impassible, we will be unable to work until the roads are clear. Phase 1will take approximately 2 months.

Phase 2:

The makeup of the second phase of exploration will be contingent on results from the first phase. It is expected that detailed geological mapping will be completed on the property as well as mechanical trenching and diamond drilling to test the extent of significant outcrop and geochemical/geophysical anomalies. This follow-up work (trenching and/or drilling) will require permits from the provincial mining office, applications for which should be submitted in advance of the planned work. Success in this phase of exploration will require additional funding to continue the delineation of mineral resources. The budgeted cost of this phase of work is $105,000. Even if we receive the maximum proceeds from this offering, we would still need additional funds to establish the reserves. Phase 2 will take approximately 3 months.

Competitive Factors

The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of mineral from out of our property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act (the "Act"). This Act sets forth rules for locating claims, posting claims, working claims and reporting work performed.

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Phase 1 of our exploration program does not require a permit.

Phase 2 of our exploration program requires a permit from the district Inspector, a BC government agent. It usually takes no more than two weeks to obtain such permit. If we were unable to obtain or delayed in obtaining the permit on time, Phase 2 would have to be delayed although we do not believe we will be unable to obtain or delayed in obtaining the permit. Exploration work that requires permitting includes:

  drilling, trenching and excavating using machinery;

  blasting;

  disturbance of ground by mechanical means;

  construction, modification, deactivation and reclamation of an exploration access;

  induced polarization surveys using exposed electrodes;

  site reclamation.

We are also required to give written or verbal notification to the district inspector prior to the comment of exploration activities.

We are required to reclaim our mining claim after we completed our exploration program. We must remove the garbage, drums of fuel, clean the spills and fill in the open trenches.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration of mining properties. Its goals are to protect the environment through a series of regulations affecting Health, Safety Archeological Sites and exploration access.

We are responsible to provide a safe working environment, not disrupt archeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if exploration is warranted on the property, will file final plans of operation before we start any exploration operation. We anticipate no discharge of water into active stream, creek, river or lake, or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We believe that we are in compliance with the Act and will continue to comply with the Act in the future. We believe that compliance with the Act will not adversely affect our business operations in the future.

Employees

Initially, we intend to use the services of subcontractors for manual labor exploration work on the property. Our only technical employees will be Phil Derry and Jerry Dibble, our officers and directors.

Employees and Employment Agreements

At present, we have no employees, other than Messrs. Derry and Dibble, our officers and directors, who were not paid any compensation for their services. Messrs. Derry and Dibble do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employee.

Risk Factors

Risks associated with our Company are as follows:

1.  We expect losses to continue, and the failure to generate revenues could cause us to go out of business.

We were incorporated on December 31, 2002, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. We have not generated any operating revenues since inception. Our net loss since inception is $59,842. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate a profitable mineral property, our ability to generate revenues and our ability to reduce exploration stage costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.

2.  We are subject to risks inherent in the establishment of a new business enterprise.

We are subject to risks inherent in the establishment of a new business enterprise including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns. If we are not able to address these events, should they occur, we may have to curtail or suspend our operations.

3.  We have no known mineral reserves and if we cannot find a mineral reserve we will have to cease operations.

Because we have no mineral reserves, we have no current means for producing income. The cost of Phase 1 exploration will be about $34,000 and Phase 2 exploration will be about $105,000. Additional capital expenditures will have to be made after these phases before we will generate revenue. The amount of proceeds necessary to sustain operations for the next 12 months will be about $139,000. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do it, we will have to cease operations and you will lose your investment.

4.  Weather interruptions in the Province of British Columbia may affect and delay our proposed exploration operations.

Our proposed exploration work can only be performed approximately five to eight months out of the year. This is because rain and snow may cause roads leading to our claims to be impassable from mid October to mid April. When roads are impassable, we are unable to work and generate income.

5.  Because we are small and do not have much capital, we must limit our exploration. This may prevent us from realizing any revenues and you may lose your investment as a result.

Because we are small and do not have much capital, we must limit the time and money we expend on exploration of the property on which we have mining interests. In particular:

we may not devote the time we would like to exploring the property;

we may not spend as much money as we would like to exploring the property;

we may not be able to rent the quality of equipment we would like to have for exploration; and

we may not be able to have the number of people working on the property that we would like to have.

By limiting our operations, it will take longer to explore the property. There are other larger exploration companies that could and probably would spend more time and money exploring the property that we have acquired.

6.  We will have to suspend our exploration plans if we do not have access to all our supplies and materials we need.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies like dynamite, and equipment like bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

7.  We may not have enough money to cover the expenses of offering, to complete our exploration and to absorb the costs of being a public company.

We anticipate that we will need $139,000 to complete Phase 1 and Phase 2 of our exploration program. We will not however have enough money to complete the explorations on the Property. If we need to continue our explorations upon the completion of Phase 1 and Phase 2 of our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. We may not be able to absorb the costs of being a public company. If we need additional money, and can't raise it, we will have to suspend or cease operations.

8.  One of our officers and directors has conflicts of interest in that they are officers and directors of other mining companies.

One of our officers and directors has conflicts of interest in that he is an officer and director of other mining companies. In the future, if we decide to acquire a mining property, which is also sought by one of the companies which Mr. Rod Husband is an officer or director, a direct conflict of interest could result.

9.  We owe our officers and directors a substantial amount of money that they are entitled to demand at any time and if they demand repayment of the amount we owe them it may compromise our business operations and you could lose your investment.

Mr. Phil Derry and Mr. Jerry Dibble advanced demand loans to us in the total sum of $51,340.73, which were used for organizational and start-up costs and the offering expenses incurred prior to the completion of this offering. The loans do not bear interest and have not been paid as of the date hereof. We issued two promissory notes reflecting the demand loans and they are due upon demand. Our officers agreed that except for the pre-paid offering expenses they will accept payment from us when the Company generates revenues or receives funds from a private placement or another public offering in the future. However, if they demand repayment of the money owed to them before we are in a position to pay it this may harm our proposed business operations and new investors may lose there investment.

10.  The deed on the property has not been registered in our name. The recorded owner will have superior title to the property.

The claims are recorded in Mr. Husband's name to avoid paying additional fees, however, title to the claims have been conveyed to us by an unrecorded deed. Under British Columbia provincial law, if the deed is recorded in our name, we will have to pay a minimum of US$360 (CDN$500) and file other documents since we are a foreign corporation in Canada. An unrecorded deed is one which title to the property has been transferred to us, but the deed has not been filed with the British Columbia office of records. Title to the property is superior to all other unrecorded deeds. Should Mr. Husband transfer title to another person and that deed is recorded before recording our deed, that person would have superior title and we will have none.

ITEM 2.  DESCRIPTION OF PROPERTIES

The property of our mining claims is located 50 kilometers west-southwest of Kelowna, British Columbia and 15 kilometres west of the formerly producing Brenda copper-molybdenum mine.

Our administrative office is located at 2035 Blantyre Avenue, Coquitlam, BC, Canada, V3K 1X9. Our telephone number is (800) 986-4850. Our office is donated rent-free by our President. There is no monthly rental for the office.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

There were no matters submitted to the shareholders during the fourth quarter of 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of March 31, 2004, there was no public trading market for our common stock. As at December 31, 2003, we had two shareholders of record of our common stock.

We issued 6,000,0000 unregistered common shares to the founders of the Company who are directors and officers of the Company on December 31, 2002, in a total amount of $6,000.

There are no outstanding options or warrants or other securities convertible into common equity. The issued and outstanding 6,000,0000 common shares are restricted securities and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

Pursuant to the registration statement form SB-2 (file number 333-105556) effective September 26, 2003, we have since been offering for the public for the purchase of our common stock at the price of $0.10 per share to raise up to a total amount of $200,000. The public offering is self-underwritten by one of our officers.

As of March 23, 2004, we have received applications from 52 subscribers for the investment in the total amount of $34,950. The public offering was completed on March 23, 2004, which is 180 days from the date we commenced our offering. Share Certificates have not been issued yet to the investors of this offering.

As of December 31, 2003, $ 0 of the proceeds raised by the Company was spent by the Company for the offering expenses. There has been no direct or indirect payment from the proceeds to any directors, officers, persons owning 10% or more of our shares or anyone else, any affiliates of the Company or others.

We will attempt to have our shares listed for trading on the Bulletin Board owned by the National Associates of Securities Dealers.

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future. There is no compensation plans under which our common stocks are authorized for issuance.

SEC Rule 15g

Our Company's shares are covered by Rule 15g of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) of the Exchange Act also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Some discussion in this report may contain a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of December 31, 2003. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Our Company is engaged in exploration of our property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

As at December 31, 2003, the Company had cash resources of $1,822. We do not believe it will last twelve months. We will borrow funds or conduct a private placement to obtain enough funds for the Company.

Results of Operations

From Inception on December 31, 2002 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our first property, preparing the registrations of our securities, completing our public offering and beginning Phase 1 of our exploration program.

Since inception, we have used our common stock to raise money, we have also obtained demand loans totaling $51,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness which are legal fees and auditing fees. Net cash provided by financing activities from inception to December 31, 2003 was $57,341, as the result of proceeds received from the founders of the Company.

From inception we have spent $3,280 on our property. This includes $1,630 for the geological report on our claims, $1,650 for the claims renewal fee in 2003.

We have spent a total of $44,240 for legal fees as at December 31, 2003, for the preparation and filing of the registration statement, preparation and filing of the quarterly reports and for other legal advice and services.

We have spent a total of $3,435 for audit/accounting fees of which $1,440 was related to the filing of the registration statement, $1,000 for the year end report and $ 995 was for the quarterly reports for the 2003 year.

From inception, $170 was spent on filing fees, and $8,717 was spent for office administration and general office costs.

Liquidity and Capital Resources

As of December 31, 2003, we have yet to generate any revenues from our business operations.

We issued 6,000,000 founders shares on December 31, 2002. This was accounted for as capital of $6,000. Since our inception, Mr. Dibble and Mr. Derry advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses incurred prior to the completion of this offering. The loans do not bear interest and have not been paid as of the date hereof. We issued two promissory notes reflecting the demand loans and they are due upon demand. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of the public offering, they will accept payment from us when the money is available.

As of December 31, 2003, we had cash resources of $1,822. We had accounts payable and accrued liability of $58,589. This was primarily comprised of the $51,341 loan from the founders, $1,000 audit fees, $1,328 for office computer purchase , and $ 4,920 for legal fees.

Recent Sales of Unregistered Securities

Since inception on December 31, 2002, we have sold the following securities which were not registered under the Securities Act of 1933, as amended.
Name and Address	Date	Shares	Consideration
Jerry Dibble 2035 Blantyre Avenue Coquitlam, BC V3K 1X9	December 31, 2002	3,000,000	$3,000
Phil Derry Windy Edge Gloster Hill Amble Northumberland England NE 650HJ	December 31, 2002	3,000,000	$3,000

We issued the foregoing restricted shares of common stock to Mr. Jerry Dibble and Mr. Phil Derry under Section 4(2) of the Securities Act of 1933. No commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

ITEM 7.  FINANCIAL STATEMENTS

TABLE OF CONTENTS
INDEPENDENT AUDITORS REPORT FINANCIAL STATEMENTS Balance Sheet Statement of Operations Statement of Stockholder's Equity (Deficit) Statement of Cash Flows NOTE TO THE FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Capital Mineral Investors, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Capital Mineral Investors, Inc. as of December 31, 2003 and the related statements of income, retained earnings, cash flows and changes in Stockholders' equity for the period from the date of inception on December 31, 2002 to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Mineral Investors, Inc. (A Nevada Corporation) (An Exploration Stage Company) as of December 31, 2003, and the results of its operations and its cash flows for the period from the date of inception on December 31, 2002 to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

"MOEN AND COMPANY"

Chartered Accountants

Vancouver, British Columbia, Canada

March 22, 2004

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheet
At December 31, 2003
(In U.S. Dollars)
(Audited)

ASSETS

Current Assets		
Cash and cash equivalents	$	1,822
Fixed Assets, at cost (Note 2)		3,402
Less: Accumulated amortization		(477)
Fixed Assets, net		2,925
Total Assets	$	**4,747**

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities		
Accounts payable and accrued (Note 3)	$	7,248
Loans from related parties (note 4)		51,341
Total current liabilities		58,589
Stockholders' Equity		
Capital Stock (note 5)		
Authorized: 75,000,000 common shares with a par value of $0.001 per share		
Issued and fully paid: 6,000,000 common shares at a par value of $0.001 per share		6,000
Deficit, accumulated during the exploration stage (note 2)		(59,842)
Total stockholders' equity		(53,842)
Total Liabilities and Stockholders' Equity	$	**4,747**

Approved on Behalf of the Board:

"Jerry W. Dibble " (Signed)

"Phil Derry" (Signed)

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(A Development Stage Company)

Statement of Stockholders' Equity

(in U.S. Dollars)

(Audited)

	Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Total Capital Stock	Retained Earnings (Deficit)	Total Shareholders' Equity
March 4, 2003							
Issuance for cash	$0.001	6,000,000	$6,000		$6,000		$6,000
Net loss for the period from December 31, 2002 to December 31, 2003						($59,842)	(59,842)
Balance, December 31, 2003		6,000,000	$6,000		$6,000	($59,842)	($53,842)

See Accompanying Notes and Independent Auditors' Report

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Income
(In U.S. Dollars)
(Audited)

	Period From Date of Inception on December 31, 2002 to December 31, 2003	Three Months Ended December 31, 2003	Year Ended December 31, 2003
Exploration Costs	$ 3,280	$ --	$ 3,280
Administration Expenses			
Amortization expenses	477	477	477
Audit and accounting fees	3,435	1,995	3,435
Bank service charges	55	20	55
Incorporation cost	1,015	--	1,015
Transfer agent and filing fees	170	170	170
License and due	200	200	200
Office expenses	387	--	387
Legal expenses	44,240	3,600	44,240
Telephone and utilities	724	69	724
Travel and promotion	5,859	3,176	5,859
	56,562	9,707	56,562
Net Loss for the Period	$ (59,842)	$ (9,707)	$ (59,842)
Net loss per share			
Basic	$ (0.01)	$ (0.00)	$ (0.01)
Diluted	$ (0.01)	$ (0.00)	$ (0.01)
Weighted average number of common shares used to compute loss per share			
Basic	6,000,000	6,000,000	6,000,000
Diluted	6,000,000	6,000,000	6,000,000

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Audited)

	Period From Date of Inception on December 31, 2002 to December 31, 2003	Three Months Ended December 31, 2003	Year Ended December 31, 2003
Cash Provided by (Used for) Operating Activities			
Loss for the period	$ (59,842)	$ (9,707)	$ (59,842)
Items not requiring use of cash			
Amortization	477	477	477
Changes in non-cash working capital items			
Accounts payable	7,248	(16,152)	7,248
Prepaid expense and deposit	--	3,600	--
	(52,117)	(21,782)	(52,117)
Financing Activities			
Capital stock subscribed	6,000	--	6,000
Advances from related parties	51,341	--	51,341
	57,341	--	57,341
Investing Activities			
Fixed assets purchased	(3,402)	(2,732)	(3,402)
Cash Increase (Decrease) During the period	1,822	(24,514)	1,822
Cash and cash equivalents, Beginning of the period	--	26,336	--
Cash and cash equivalents, End of the period	$ 1,822	$ 1,822	$ 1,822

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on December 31, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is December 31, 2002. The first fiscal year end of the Company is December 31, 2003.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 2003 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

Property, plant, and equipment

Fixed assets are stated at cost less accumulated amortization. Amortization is based on the declining balance basis at the following rates:

Computer	30% per annum
Office equipment	20% per annum

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

As at December 31, 2003, Fixed assets and accumulated amortization are as follows:

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

    An analysis of the changes in the cumulative translation adjustment is to be disclosed as part of stockholders' equity. There are no cumulative translation adjustments to December 31, 2003.

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED

The details of $7,248 of accounts payable and accrued as at December 31, 2003 are as follows:

Note 4. RELATED PARTY TRANSACTIONS

The amount of $51,341 as at December 31, 2003 represents loans from directors, officers, and shareholders of the Company, Messrs Jerry Dibble and Phil Derry. This amount is unsecured, non interest bearing, and has no specific terms of repayment.

Note 5. CAPITAL STOCK

    Authorized: 75,000,000 common shares with a par value of $0.001 per share.

    Issued and outstanding common shares as at December 31, 2003, are as follows:

Note 6. INCOME TAXES

There is a loss of $59,842 carried forward that may be applied towards future profits.

No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 7. FINANCIAL INSTUMENTS

The Company's financial instruments consist of cash and cash equivalents, accounts payable and loans from related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2003, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

The exploration program is to include reconnaissance mapping and prospecting, geophysics geochemical sampling, and some mechanical trenching where warranted. Further programs of more advanced exploration, including a diamond drilling program are recommended and would be contingent on favourable results of each preceding exploration phase. The first phase program has been budgeted at $34,000, of which $3,280 has been expended to December 31, 2003. The second phase program is estimated to cost a total of $105,000, and additional financing will be required for that program.

Note 10. FINANCING / SUBSEQUENT EVENTS

Effective September 26, 2003, the Securities and Exchange Commission authorized the Company to sell to the public up to 2,000,000 shares at a price of $0.10 per share. None of these shares have been sold up to December 31, 2003.

After December 31, 2003, 349,497 shares were subscribed at a price of $0.10 per share for proceeds of $34,950.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since inception of the Company, Moen and Company, Chartered Accountants, has been retained to provide the review engagement report for our financial statements as of June 30, 2003 and September 30, 2003 and to provide the auditor's reports for the financial statements as of May 15, 2003 and for the fiscal year ended on December 31, 2003. There are no changes and disagreements with amendments on accounting and financial disclosure of our Company.

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the most recent evaluation, which was completed within 90 days of filing of this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were no significant changes in the Company's internal controls nor other facts that would significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregates of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE COMPANY

Officers and Directors

Each of our directors is elected by stockholders to a term of one year and serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The names, addresses, ages and positions of our present officers and directors are set forth below:
Full Name and Resident Address	Age	Positions
Jerry Dibble 2035 Blantyre Avenue Coquitlam, BC V3K 1X9	60	President and Director
Phil Derry Windy Edge Gloster Hill Amble Northumberland England NE 650HJ	56	Secretary/Treasurer/Director
Rod Husband, 16657 Rosewood Place Surrey, BC V4N 1W1	40	Director

The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual general meeting of our stockholders.

Background of Officers and Directors

Mr. Jerry Dibble has been our President and member of our board of directors since the inception of our business. Mr. Dibble has devoted approximately 50% of his professional time to our business and intends to continue to devote this amount of time in the future:

Mr. Dibble has been President and CEO of Capital Mineral Investors, Inc since the inception of our business. Mr. Dibble has devoted approximately 50% of his professional time to our business and intends to continue to devote this amount of time in the future.

Mr. Dibble served in the U.S. Navy from April of 1962 to July 1966 and thereafter attended the University of Houston where he received a Bachelor of Arts degree in Economics and graduated with honors in 1970.

Mr. Dibble has over 14 years of combined experience in the areas of corporate communications, investor relations, and public relations. He has gained experience in investor relations, corporate finance and mineral projects by managing Investors Capital of North America, a private company in Texas owned by himself, which has engaged in investor relations from September 1996 to the present.

Mr. Dibble has benefited from experience gained in the capital markets through his involvement with various public and private companies. He is currently a director of Novawest Resources, Inc. a public company engaged in mineral exploration. Novawest Resources Inc. trades on the TSX Venture (TSE) stock exchange as a tier one company under the stock symbol NVE. Mr. Dibble has been a director of Novawest Resources since February 18, 2002.

Mr. Phil Derry has been our Secretary, Treasurer and member of our board of directors since the inception of our business. Mr. Derry has devoted approximately 50% of his professional time to our business and intends to devote this amount of time in the future:

Mr. Derry joined the military service of UK in 1965 when he was 18 years old. He took the telecommunications course and management studies in the military.

Since August 1996 to February 2001 he was President and CEO of Euro Telecom Communications, Inc., a US company providing IT services and traded on the pink sheets.

Since April 2001 to January 2003, Mr. Derry was CEO of ZTE UK Ltd., a subsidiary of ZTE Corporation in China, engaged in manufacturing electronic equipment. After leaving ZTE UK Ltd. in January 2003, he formed Capital Mineral Investors, Inc. Mr. Derry is currently a founding Director, Treasurer and Secretary of the Company.

Although Mr. Derry has no profession training or technical credentials in the exploration, development and operation of metal mines, Mr. Derry has management skills and experiences obtained from his career as President and CEO of technology companies.

Mr. Rod Husband has been a member of our board of directors since the inception of our business. Mr. Husband has devoted approximately 2% of his professional time to our business and intends to continue to devote this amount of time in the future:

Mr. Husband received a Bachelor of Science (Geology) in 1987 from the University of British Columbia. He has been a registered member of the Association of Professional Engineers and Geologists of British Columbia since 1992.

Mr. Husband has been involved in the venture capital market for the past 12 years, through his involvement as a geological consultant and management consultant, to various public and private companies.

Since 1991, Mr. Husband has been the president of Pro Group Geological Ltd., a private British Columbia, Canada company providing exploration and management services.

Since 1996, Mr. Husband is a director of Majestic Gold Corp., a natural resource exploration company which is listed on the TSX (MJS:TSX).

From 1996 to 2000, Mr. Husband was a director of Ballad Ventures Inc., a natural resource exploration company which is listed on the TSX (BAL:TSX).

From 1996 to 1999, Mr. Husband was a director of Kinvara Ventures Inc., a natural resource exploration company which is listed on the TSX (KIN: TSX).

Since 1995, Mr. Husband has been a partner with MCG Market Catalyst Group Inc., a private venture capital group, based in Vancouver, British Columbia.

Since 2002, Mr. Husband has been a director of Eagle River Mining Corp., a natural resource exploration company in Nevada and a public corporation having recently completed its first public offering.

Conflicts of Interest

We believe that Mr. Rod Husband will be subject to conflicts of interest. The conflicts of interest arise from Mr. Husband's relationships with other mining corporations. In the future, Mr. Husband will continue to be involved in the mining business for other entities and their involvement could create a conflict of interest. At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional mining properties. The only conflicts that we foresee is Mr. Husband's devotion of time to mining projects that do not involve us.

Specifically, Mr. Husband is a director of Majestic Gold Corp., Ballad Ventures Inc., Kinvara Ventures Inc. and Eagle River Mining Corp., all of which are engaged in the mining business.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, our officer and director has: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Code of Ethics

We have adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake herewith to provide by mail to any person without charge, upon request, a copy of such code of ethics if we receive the request in writing by mail to:

Capital Mineral Investors, Inc.

2035 Blantyre Avenue
Coquitlam, BC
Canada
V3K 1X9

ITEM 10.  EXECUTIVE COMPENSATION

Messrs. Dibble and Derry, our officers and directors, were not compensated for their services and there are no plans to compensate them in the near future until such time as we generate sufficient revenue to do so. They paid $6,000 to subscribe 6,000,000 shares of the Company at the price of $0.001 per share. The proceeds of this offering will not be used to compensate them.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to a proceeding, including any lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is being indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may also be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors and officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of March 31, 2004, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings. Messrs Dibble and Derry are the only promoters of our company.
Name and Address of Beneficial Owner	Number of Shares Outstanding	Percentage of Ownership
Jerry Dibble 2035 Blantyre Avenue Coquitlam, BC V3K 1X9	3,000,000	50.00
Phil Derry Windy Edge Gloster Hill Amble Northumberland England NE 650HJ	3,000,000	50.00
Rod Husband 16657 Rosewood Place Surrey, BC V4N 1W1	nil	Nil
All Officers and Directors, as a Group (2 persons)	6,000,000	100

Changes in Control

To the knowledge of management, there are no present arrangements or pledges of our securities that may result in a change in our control of the Company.

Equity Compensation Plans

We have no compensation plans (including individual compensation arrangements) under which securities are authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 31, 2002, we issued a total of 6,000,000 shares of restricted common stock to Mr. Dibble and Mr. Derry, officers and directors of the company. This was accounted for as advances of $6,000.00.

Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73 which were used for organizational and start-up costs and the offering expenses incurred prior to the completion of the public offering. The loans do not bear interest and have not been paid as of the date hereof. There are two promissory notes reflecting the loans and they are not due on a specific date.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

No Form 8-Ks have been filed since inception.

Exhibits

The following Exhibits are incorporated herein or by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-10556 on May 23, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:
Exhibit No.	Document Description
3.1*	Articles of Association
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Jerry Dibble for $8,483.50
4.3*	Promissory Note to Phil Derry for $42,857.23
5.1*	Opinion of Fraser and Company, Barristers and Solicitors, regarding the legality of the securities being registered
10.1*	Hart Claim
10.2*	Statement of Trustee
10.3*	Deed
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1*	Subscription Agreement

*  Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on May 23, 2003.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fee.

The aggregate fees billed by our accountant, Moen and Company, for professional services rendered for the audit of our annual financial statement and review of financial statement included in our Form 10-QSB from inception of our Company of December 31, 2002 to our fiscal year end of December 31, 2003, and for the audit of our financial statement filed as part of our registration statement Form Sb-2 filed on May 23, 2003 are $3,435.

(2)   Audit Related Fees.

There have been no audit related fees billed by our accountants from the inception of our Company to our fiscal year end of December 31, 2003.

(3)   Tax Fees.

There have been no tax fees billed by our accountants from the inception of our Company to our fiscal year end of December 31, 2003.

(4)   All Other Fees.

There have been no other fees billed by our accountants from the inception of our Company to our fiscal year end of December 31, 2003.

(5)   It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)   Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of April, 2004.
CAPITAL MINERAL INVESTORS, INC. (Registrant) BY: /s/ Jerry Dibble Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Jerry Dibble Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal chief executive officer) 04/08/2004
/s/ Phil Derry Phil Derry Secretary and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer) 04/08/2004

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Jerry Dibble, certify that:

1. I have reviewed this annual report on Form 10-KSB of CAPITAL MINERAL INVESTORS, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2004
By:	/s/ Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

I, Phil Derry, certify that:

1. I have reviewed this annual report on Form 10-KSB of CAPITAL MINERAL INVESTORS, INC.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 8, 2004
By:	/s/ Phil Derry Phil Derry Secretary and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Jerry Dibble, a Director and President, who also performs the function of principal chief executive officer of Capital Mineral Investors, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Capital Mineral Investors, Inc.

By:	/s/ Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

A signed original of this written statement required by Section 906 has been provided to Capital Mineral Investors, Inc. and will be retained by Capital Mineral Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Phil Derry, a Director and Secretary, who also performs the function of principal financial officer of Capital Mineral Investors, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2003, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Capital Mineral Investors, Inc.

By:	/s/ Phil Derry Phil Derry Secretary and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)

A signed original of this written statement required by Section 906 has been provided to Capital Mineral Investors, Inc. and will be retained by Capital Mineral Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.