Form 10QSB
period 2004-03-31
CAPITAL MINERAL INVESTORS INC
filed 2004-05-18
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ].

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

Outstanding as of May 14, 2004: 6,000,000 common shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the three month period ended March 31, 2004 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

(Stated in U.S. Dollars)

MOEN AND COMPANY CHARTERED ACCOUNTANTS

Member:

Canadian Institute of Chartered Accountants

Institute of Chartered Accountants of British Columbia

Institute of Management Accountants (USA) (From 1965)

Registered with:

Public Company Accounting Oversight Board (USA) (PCAOB)

Canadian Public Accountability Board (CPAB)

Canada - British Columbia Public Practice Licence

Securities Commission Building

PO Box 10129, Pacific Centre

Suite 1400 - 701 West Georgia Street

Vancouver, British Columbia

Canada V7Y 1C6

Telephone: (604) 662-8899

Fax: (604) 662-8809

Email: moenca@telus.net

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Directors and Shareholders of

Capital Mineral Investors, Inc. (A Nevada Corporation)

(An Exploration Stage Company)

We have reviewed the accompanying Balance Sheets of Capital Mineral Investors, Inc. (An Exploration Stage Company) as of March 31, 2004 and March 31, 2003, and the related Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the three month periods ended March 31, 2004 and March 31, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Capital Mineral Investors, Inc.

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

"Moen and Company"

("Signed")

Chartered Accountants

Vancouver, British Columbia, Canada

May 14, 2004

CAPITAL MINERAL INVESTORS. INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheet
At March 31, 2004
(In U.S. Dollars)
(Unaudited)
(With Comparative Figures at March 31, 2003)

ASSETS		March 31,		
Current Assets		2004		2003
Cash and cash equivalents	$	5,062	$	6,000
Fixed Assets, at cost (Note 2)		3,402		--
Less: Accumulated depreciation		(604)		--
Fixed Assets, net		2,798		--
Total Assets	$	**7,860**	$	**6,000**

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities				
Accounts payable and accrued (Note 3)	$	2,000	$	--
Loans from related parties (note 4)		51,341		--
Total current liabilities		66,782		--
Stockholders' Equity				
Capital Stock (note 5)				
Authorized: 75,000,000 common shares with a par value of $0.001 per share				
Issued and fully paid: 6,000,000 common shares at a par value of $0.001 per share		6,000		6,000
Advances on shares subscriptions		13,441		--
Deficit, accumulated during the exploration stage (note 2)		(64,922)		--
Total stockholders' equity		(45,481)		6,000
Total Liabilities and Stockholders' Equity	$	**7,860**	$	**6,000**

Approved on Behalf of the Board:

"Jerry W. Dibble " (Signed)

"Phil Derry" (Signed)

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Income
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to March 31, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Exploration Costs	$ 3,280	$ --	$ --
Administration Expenses			
Amortization expenses	604	127	--
Audit fees	4,435	1,000	--
Bank service charges	75	20	--
Incorporation cost	1,015	--	--
Legal expenses	47,658	3,418	--
License and dues	300	100	--
Office expenses	387	--	--
Telephone and utilities	1,139	415	--
Transfer agent and filing fees	170	--	--
Travel and promotion	5,859	--	--
	61,642	5,080	--
Net Loss for the Period	$ (64,922)	$ (5,080)	$ --
Net loss per share			
Basic	$ (0.01)	$ (0.00)	$ (0.00)
Diluted	$ (0.01)	$ (0.00)	$ (0.00)
Weighted average number of common shares used to compute loss per share			
Basic	6,000,000	6,000,000	6,000,000
Diluted	6,000,000	6,000,000	6,000,000

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to March 31, 2004	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Cash Provided by (Used for) Operating Activities			
Loss for the period	$ (64,922)	$ (5,080)	$ --
Items not requiring use of cash			
Amortization	604	127	--
Changes in non-cash working capital items			
Accounts payable	2,000	(5,248)	--
Prepaid expense and deposit	--	--	--
	(62,318)	(10,201)	--
Financing Activities			
Capital stock subscribed	6,000	--	6,000
Advances on shares subscriptions	13,441	13,441	--
Advances from related parties	51,341	--	--
	70,782	13,441	6,000
Investing Activities			
Fixed assets purchased	(3,402)	--	--
Cash Increase During the period	5,062	3,240	6,000
Cash and cash equivalents, Beginning of the period	--	1,822	--
Cash and cash equivalents, End of the period	$ 5,062	$ 5,062	$ 6,000

Note 1. ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated on December 31, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is December 31, 2002. The fiscal year end of the Company is December 31.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements of Capital Mineral Investors, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP).

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

Net profit per share

The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contacts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

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

Property, plant, and equipment

Fixed assets are stated at cost less accumulated depreciation. Depreciation is based on the declining balance basis at the following rates:

Computer - 30% per annum

Office equipment - 20% per annum

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

As at March 31, 2004, Fixed assets and accumulated depreciation are as follows:

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

  An analysis of the changes in the cumulative translation adjustment is to be disclosed as part of stockholders' equity. There are no cumulative translation adjustments to March 31, 2004.

Stock-based Compensation

SFAS No. 123, "Accounting for stock-based compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for stock issued to employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based methods. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there is no pro forma effect to the Company's net loss or net loss per share.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Mineral property acquisition costs and deferred exploration expenditures

a) eral property acquisition costs are capitalized. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while the Company is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

b) GAAP requires that whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, the entity shall estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the discounted future cash flows is less than the carrying amount of the asset, an impairment loss (difference between the carrying amount and fair value) should be recognized as a component of income from continuing operations before income taxes.

c) re properties are disposed of, the sales proceeds are, firstly, applied as a recovery of mineral property acquisition costs, and secondly, as a gain or loss recorded in current operations.

Note 3. ACCOUNTS PAYABLE AND ACCRUED

The accounts payable of 2,000 accrued as at March 31, 2004 represents audit fees accrued and unpaid.

Note 4. RELATED PARTY TRANSACTIONS

The amount of $51,341 as at March 31, 2004 represents loans from directors, officers, and shareholders of the Company, Messrs Jerry Dibble and Phil Derry. This amount is unsecured, non interest bearing, and has no specific terms of repayment.

Note 5. CAPITAL STOCK

a) Authorized: 75,000,000 common shares with a par value of $0.001 per share.

b) Issued and outstanding common shares as at March 31, 2004, are as follows:

Effective September 26, 2003, the Securities and Exchange Commission authorized the Company to sell to the public up to 2,000,000 shares at a price of $0.10 per share.

349,497 shares were subscribed and sold at a price of $0.10 per share for proceeds of $34,950 in April 2004. $13,441 has been received and recorded as advance on share subscription as at March 31, 2004. This is disclosed in Subsequent Event Note 10.

Note 6. INCOME TAXES

There is a loss of $64,922 carried forward that may be applied towards future profits.

No deferred income taxes are recorded as an asset. A reserve has been claimed that offsets the amount of tax credit available from use of the loss carry forward because there is presently no indication that these tax losses will be utilized.

Note 7. FINANCIAL INSTRUMENTS

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

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at March 31, 2004, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 9. MINERAL PROPERTY EXPLORATION PROGRAM

The Company plans to perform an exploration property program over most of a mineral property, which is 100% owned by Rod Husband, a director of the Company, and is held in trust by the Company. The property comprises one mineral claim covering an area totalling 5 square kilometers in British Columbia, Canada. Previous work in the area has identified several narrow gold veins.

The exploration program is to include reconnaissance mapping and prospecting, geophysics geochemical sampling, and some mechanical trenching where warranted. Further programs of more advanced exploration, including a diamond drilling program are recommended and would be contingent on favourable results of each preceding exploration phase. The first phase program has been budgeted at $34,000, of which $3,280 has been expended to March 31, 2004. The second phase program is estimated to cost a total of $105,000, and additional financing will be required for that program.

Note 10. SUBSEQUENT EVENT

Effective September 26, 2003, the Securities and Exchange Commission authorized the Company to sell to the public up to 2,000,000 shares at a price of $0.10 per share.

349,497 shares were subscribed and sold at a price of $0.10 per share for proceeds of $34,950 in April 2004. $13,441 thereof has been advanced to the Company as at March 31, 2004 on these future share subscriptions.

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

To meet our needs for cash we have raised $34,950 from our public offering filed with the Securities and Exchange Commission which was effective September 26, 2003 (file number 333-105556). The public offering was completed on March 23, 2004. As we have not raised all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have obtained demand loans of $51,340.73 from Jerry Dibble and Phil Derry, our officers. At the present time, we have not made any arrangements to raise additional cash.

If we raise additional funds, we will begin Phase 1 and complete Phase 1. Phase 1 would take approximately 2 months and cost $34,000. We would then start Phase 2 and complete Phase 2. Phase 2 would take approximately 3 months and would cost $105,000.

We will not be able to continue for the next 12 months unless we obtain additional capital to pay our bills. Our founders have not made a commitment of financial support to meet our obligations and we have not generated any revenues and no revenues are anticipated unless and until gold is discovered on the property that we have an interest. Accordingly, we must raise cash from other than the sale of the gold. We will be conducting research in connection with the exploration of the property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees.

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

Results of Operations

From Inception to March 31, 2004.

We acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Since inception, we have used our common stock to raise $6,000 from our founders and further raised $34,950 through our public offering., we have also obtained demand loans totaling $51,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness which are legal fees and auditing fees. Net cash provided by financing activities from inception to March 31, 2004 was $70,782, as a result of proceeds received from subscriptions of shares of the Company of $6,000, $51,341 advances form related parties, and $13,441 as advances on future shares.

Liquidity and Capital Resources

As of March 31, 2004, we have yet to generate any revenues from our business operations.

We issued 6,000,000 founders shares on December 31, 2002. This was accounted for as capital of $6,000. We further raises $34,950 in 2004 though public offering. As of the date of this filing, shares of the public offering have not yet been issued. As of March 31, 2004, $13,441 had been advances to the Company towards the subscription public offering and $0 was spent for the offering expenses. As of March 31, 2004, there has been no direct or indirect payment from the proceeds of our public offering to any directors, officers, person owning 10% or more of our shares or anyone else, any affiliates of the Company or others. Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses and our public offering, legal fees and accountant's auditing fees. As of March 31, 2004, the cash balance is $5,062. The loans do not bear interest and have not been paid as of the date hereof. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of this offering they will accept payment from us when the Company is able to pay back the demand loans.

As of March 31, 2004, our total assets are $7,860, and our total liabilities are $53,341.

ITEM 3.  Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of filing of this Form 10-QSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any significant changes in the Company's internal controls or no other facts that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. The Company is presently unable to provide segregation of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management reviews, and assistance from its board of directors in providing short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen Stock Certificate
10.1*	Hart Claims
10.2*	Statement of Trustee
10.3*	Deed
31.1	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications
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

Dated: May 14, 2004

CAPITAL MINERAL INVESTORS, INC.
BY: /s/ Jerry Dibble Jerry Dibble President and Director (who also performs the function of principal chief executive officer)
BY: /s/ Phil Derry Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer)

Rule 13(a) - 14(a)/15(d) - 14(a) Certifications

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

(Signature) (Title) (Date)	/s/ "Jerry Dibble" Jerry Dibble President and Director (who also performs the function of principal chief executive officer) May 14, 2004

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

(Signature) (Title) (Date)	/s/ "Phil Derry" Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) May 14, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Jerry Dibble, a Director and President, who also performs the function of principal chief executive officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Capital Mineral Investors, Inc.
By:	/s/ Jerry Dibble Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal executive officer)

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Phil Derry, a Director and Secretary, who also performs the function of principal financial officer and principal accounting officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

     (i)   fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

     (ii)   the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Capital Mineral Investors, Inc.
By:	/s/ Phil Derry Phil Derry Secretary, and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)

A signed original of this written statement required by Section 906 has been provided to Capital Mineral Investors, Inc. and will be retained by Capital Mineral Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.