Form 10QSB
period 2004-06-30
CAPITAL MINERAL INVESTORS INC
filed 2004-08-17
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-105556

CAPITAL MINERAL INVESTORS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	25-1901892 (IRS Employer Identification No.)
9217 Pavilion Place, Mission, BC, Canada, V2V 6X6 (Address of principal executive offices)
(604) 826-5520 (Issuer's Telephone Number)
2035 Blantyre Avenue, Coquitlam, BC, Canada, V3K 1X9 (Former name, former address and former fiscal year, if changed since last report)

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

Outstanding as of August 10, 2004: 6,349,497 common shares

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the three month period ended June 30, 2004 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2004

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

To the Board of Directors of

Capital Mineral Investors, Inc. (A Nevada Corporation)

(An Exploration Stage Company)

We have reviewed the accompanying Balance Sheets of Capital Mineral Investors, Inc. (An Exploration Stage Company) as of June 30, 2004 and June 30, 2003, and the related Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the six month periods ended June 30, 2004 and June 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Capital Mineral Investors, Inc.

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

"Moen and Company"

("Signed")

Chartered Accountants

Vancouver, British Columbia, Canada

August 11, 2004

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheet
At June 30, 2004
(In U.S. Dollars)
(Unaudited)
(With Comparative Figures at June 30, 2003)

ASSETS	June 30, 2004	June 30, 2003
Current Assets		
Cash and cash equivalents	$ 12,866	$ 28,354
Prepaid expense and deposit	--	3,600
Total Current Assets	12,866	31,954
Fixed Assets, at cost (Note 2)	3,940	300
Less: Accumulated depreciation	(1,592)	--
Fixed Assets, net	2,348	300
Total Assets	$ 15,214	$ 32,254

LIABILITIES AND STOCKHOLDERS' EQUITY

	2004	2003
Current Liabilities		
Accounts payable and accrued (Note 3)	$ 1,200	$ 23,400
Loans from related parties (note 4)	51,341	51,341
Total current liabilities	52,541	74,741
Stockholders' Equity		
Capital Stock (note 5)		
Authorized: 75,000,000 common shares with a par value of $0.001 per share		
Issued and fully paid: 6,349,497 common shares (2003 - 6,000,000 common shares) at a par value of $0.001 per share	6,350	6,000
Additional paid-in capital	34,600	--
Deficit, accumulated during the exploration stage (note 2)	(74,637)	(48,487)
Less: stock subscriptions receivable	(3,640)	--
Total stockholders' equity (deficit)	(37,327)	(42,487)
Total Liabilities and Stockholders' Equity	$ 15,214	$ 32,254

Approved on Behalf of the Board:

"Jerry W. Dibble " (Signed)

"Phil Derry" (Signed)

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Income
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to June 30, 2004	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Exploration Costs	$ 3,280	$ --	$ 3,280	$ --	$ 3,280
Administration Expenses					
Audit fees	4,957	522	500	1,522	500
Bank service charges	75	--	35	20	35
Depreciation expense	1,592	988	--	1,115	--
Incorporation cost	1,015	--	1,015	--	1,015
Legal expenses	54,831	7,173	41,580	10,591	41,580
License and dues	300	--	--	100	--
Office expenses	387	--	--	--	--
Telephone and utilities	1,822	683	--	1,098	--
Transfer agent & filing fees	519	349	--	349	--
Travel and promotion	5,859	--	2,077	--	2,077
	71,357	9,715	45,207	14,795	45,207
Net Loss for the Period	$ (74,637)	$ (9,715)	$ (48,487)	$ (14,795)	$ (48,487)
Net loss per share					
Basic	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Diluted	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Weighted average number of common shares used to compute loss per share					
Basic	6,232,998	6,232,998	6,000,000	6,232,998	6,000,000
Diluted	6,232,998	6,232,998	6,000,000	6,232,998	6,000,000

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to June 30, 2004	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Retained Earnings (Deficit) Beginning of the period	$ --	$ (64,922)	$ --	$ (59,842)	$ --
Net Loss for the period	(74,637)	(9,715)	(48,487)	(14,795)	(48,487)
Retained Earnings (Deficit), End of the period	$ (74,637)	$ (74,637)	$ (48,487)	$ (74,637)	$ (48,487)

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to June 30, 2004	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Cash Provided by (Used for) Operating Activities					
Net loss for the period	$ (74,637)	$ (9,715)	$ (48,487)	$ (14,795)	$ (48,487)
Items not requiring use of cash					
Depreciation expense	1,592	988	--	1,115	--
Changes in non-cash working capital items					
Accounts payable	1,200	(800)	23,400	(6,048)	23,400
Prepaid expense and deposit	--	--	(3,600)	--	(3,600)
	(71,845)	(9,527)	(28,687)	(19,728)	(28,687)
Financing Activities					
Capital stock subscribed	40,950	21,509	6,000	34,950	6,000
Stock subscriptions receivable	(3,640)	(3,640)	--	(3,640)	--
Advances from related parties	51,341	--	51,341	--	51,341
	88,651	17,869	57,341	31,310	57,341
Investing Activities					
Fixed assets purchased	(3,940)	(538)	(300)	(538)	(300)
Cash Increase During the period	12,866	7,804	28,354	11,044	28,354
Cash and cash equivalents, Beginning of the period	--	5,062	--	1,822	--
Cash and cash equivalents, End of the period	$ 12,866	$ 12,866	$ 28,354	$ 12,866	$ 28,354

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period From Date of Inception on December 31, 2002 to June 30, 2004

(in U.S. Dollars)

(Unaudited)

	Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Total Capital Stock	Retained Earnings (Deficit)	Total Shareholders' Equity
March 4, 2003							
Issuance for cash	$0.001	6,000,000	$6,000		$6,000		$6,000
Net loss for the period from December 31, 2002 to December 31, 2003						($59,842)	(59,842)
Balance, December 31, 2003		6,000,000	6,000		6,000	(59,842)	(53,842)
April 30, 2004							
Subscribed for cash	$0.10	349,497	350	34,600	34,950		34,950
Net loss for the period ended June 30, 2004						(14,795)	(14,795)
Balance, June 30, 2004		6,349,497	$6,350	$34,600	$40,950	($74,637)	(33,687)
Less: stock subscriptions receivable							(3,640)
Total Stockholders' Equity (Deficit) at June 30, 2004							($37,327)

See Accompanying Notes and Independent Accountants' Review Report

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

As at June 30, 2004, fixed assets and accumulated depreciation are as follows:

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED

The accounts payable of $1,200 accrued as at June 30, 2004 represents audit fees accrued and unpaid.

Note 4. RELATED PARTY TRANSACTIONS

The amount of $51,341 as at June 30, 2004 represents loans from directors, officers, and shareholders of the Company, Messrs Jerry Dibble and Phil Derry. This amount is unsecured, non interest bearing, and has no specific terms of repayment.

Note 5. CAPITAL STOCK

(a) Authorized: 75,000,000 common shares with a par value of $0.001 per share.

(b) Issued and outstanding common shares as at March 31, 2004, are as follows:

(c) Effective September 26, 2003, the Securities and Exchange Commission authorized the Company to sell to the public up to 2,000,000 shares at a price of $0.10 per share.

(d) 349,497 shares were subscribed and sold at a price of $0.10 per share for proceeds of $34,950 for period ended June 30, 2004 less stock subscription receivable of $3,640. These shares have not been physically issued by the transfer agent at June 30, 2004.

Note 6. INCOME TAXES

There is a loss of $74,637 carried forward that may be applied towards future profits.

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

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2004, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 9. MINERAL PROPERTY EXPLORATION PROGRAM

The Company plans to perform an exploration property program over most of a mineral property, which is 100% owned by Rod Husband, a director of the Company, and is held in trust for the Company. The property comprises one mineral claim covering an area totalling 5 square kilometers in British Columbia, Canada. Previous work in the area has identified several narrow gold veins.

The exploration program is to include reconnaissance mapping and prospecting, geophysics geochemical sampling, and some mechanical trenching where warranted. Further programs of more advanced exploration, including a diamond drilling program are recommended and would be contingent on favourable results of each preceding exploration phase. The first phase program has been budgeted at $34,000, of which $3,280 has been expended to June 30, 2004. The second phase program is estimated to cost a total of $105,000. Additional financing will be required for these programs.

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

From Inception to June 30, 2004.

We acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Since inception, we have used our common stock to raise $6,000 from our founders and further raised $34,950 through our public offering less share subscriptions receivable of $3,640 on June 30, 2004. We have also obtained demand loans totaling $51,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness which are legal fees and auditing fees. Net cash provided by financing activities from inception to June 30, 2004 was $88,651, as a result of proceeds received from subscriptions of shares of the Company of $37,310, and $51,341 advances from related parties.

Liquidity and Capital Resources

As of June 30, 2004, we have yet to generate any revenues from our business operations.

We issued 6,000,000 founders shares on December 31, 2002. This was accounted for as capital of $6,000. We further raised $34,950 in 2004 though public offering. As of the date of this filing, shares of the public offering have not yet been issued. As of June 30, 2004, $3,640 of the subscription public offering is receivable and $0 was spent for the offering expenses. As of June 30, 2004, there has been no direct or indirect payment from the proceeds of our public offering to any directors, officers, person owning 10% or more of our shares or anyone else, any affiliates of the Company or others. Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses and our public offering, legal fees and accountant's auditing fees. As of June 30, 2004, the cash and cash equivalents balance is $12,866. The loans do not bear interest and have not been paid as of the date hereof. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of this offering they will accept payment from us when the Company is able to pay back the demand loans.

As of June 30, 2004, our total assets are $15,214, and our total liabilities are $52,541.

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

Dated: August 17, 2004

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

(Signature) (Title) (Date)	/s/ "Jerry Dibble" Jerry Dibble President and Director (who also performs the function of principal chief executive officer) August 17, 2004

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

(Signature) (Title) (Date)	/s/ "Phil Derry" Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) August 17, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Jerry Dibble, a Director and President, who also performs the function of principal chief executive officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Phil Derry, a Director and Secretary, who also performs the function of principal financial officer and principal accounting officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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