Form 10QSB
period 2004-09-30
CAPITAL MINERAL INVESTORS INC
filed 2004-11-15
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2004

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

Outstanding as of November 12, 2004: 6,349,497 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the three month period ended September 30, 2004 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants, registered with Public Company Accounting Oversight Board (USA)(PCAOB).

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2004

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

Email: moenca@telus.net

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors of

Capital Mineral Investors, Inc. (A Nevada Corporation)

(An Exploration Stage Company)

We have reviewed the accompanying Balance Sheets of Capital Mineral Investors, Inc. (An Exploration Stage Company) as of September 30, 2004 and September 30, 2003, and the related Statements of Income, Retained Earnings (Deficit), Cash Flows and Stockholders' Equity for the nine month periods ended September 30, 2004 and September 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Capital Mineral Investors, Inc.

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

"Moen and Company"

("Signed")

Chartered Accountants

Vancouver, British Columbia, Canada

November 4, 2004

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheet
At September 30, 2004
(In U.S. Dollars)
(Unaudited)
(With Comparative Figures at December 31, 2003)

ASSETS		September 30, 2004		December 31, 2003
Current Assets				
Cash and cash equivalents	$	12,282	$	1,822
Total Current Assets		12,282		1,822
Fixed Assets, at cost (Note 2)		3,940		3,402
Less: Accumulated depreciation		(1,810)		(477)
Fixed Assets, net		2,130		2,925
Total Assets	$	14,412	$	4,747
LIABILITIES AND STOCKHOLDERS' EQUITY				
Current Liabilities				
Accounts payable and accrued (Note 3)	$	3,557	$	7,248
Loans from related parties (note 4)		51,341		51,341
Total current liabilities		54,898		58,589
Stockholders' Equity				
Capital Stock (note 5)				
Authorized: 75,000,000 common shares with a par value of $0.001 per share				
Issued and fully paid: 6,349,497 common shares (2003 - 6,000,000 common shares) at a par value of $0.001 per share		6,350		6,000
Additional paid-in capital		34,600		--
Deficit, accumulated during the exploration stage (note 2)		(77,796)		(59,842)
Less: stock subscriptions receivable		(3,640)		--
Total stockholders' equity (deficit)		(40,486)		(53,842)
Total Liabilities and Stockholders' Equity	$	14,412	$	4,747

Approved on Behalf of the Board:

"Jerry W. Dibble " (Signed)

"Phil Derry" (Signed)

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Income
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to September 30, 2004	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Exploration Costs	$ 3,280	$ --	$ --	$ --	$ 3,280
Administration Expenses					
Audit fees	6,657	1,200	--	2,722	500
Bank service charges	75	--	--	20	35
Depreciation expense	1,810	218	--	1,333	--
Incorporation cost	1,015	--	--	--	1,015
Legal expenses	55,488	1,157	--	11,748	41,580
License and dues	300	--	--	100	--
Office expenses	642	255	387	255	387
Telephone and utilities	2,142	320	655	1,418	655
Transfer agent & filing fees	519	--	--	349	--
Travel and promotion	5,868	9	606	9	2,683
	74,516	3,159	1,648	17,954	46,855
Net Loss for the period	$ (77,796)	$ (3,159)	$ (1,648)	$ (17,954)	$ (50,135)
Net loss per share					
Basic	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Diluted	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Weighted average number of common shares used to compute loss per share					
Basic	6,232,998	6,232,998	6,000,000	6,232,998	6,000,000
Diluted	6,232,998	6,232,998	6,000,000	6,232,998	6,000,000

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to September 30, 2004	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Retained Earnings (Deficit) Beginning of the period	$ --	$ (74,637)	$ (48,487)	$ (59,842)	$ --
Net Loss for the period	(77,796)	(3,159)	(1,648)	(17,954)	(50,135)
Retained Earnings (Deficit), End of the period	$ (77,796)	$ (77,796)	$ (50,135)	$ (77,796)	$ (50,135)

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to September 30, 2004	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash Provided by (Used for) Operating Activities					
Net loss for the period	$ (77,796)	$ (3,159)	$ (1,648)	$ (17,954)	$ (50,135)
Items not requiring use of cash					
Depreciation expense	1,810	218	--	1,333	--
Changes in non-cash working capital items					
Accounts payable	3,557	2,357	--	(3,691)	23,400
Prepaid expense and deposit	--	--	--	--	(3,600)
	(72,429)	(584)	(1,648)	(20,312)	(30,335)
Financing Activities					
Capital stock subscribed	40,950	--	--	34,950	6,000
Stock subscriptions receivable	(3,640)		--	(3,640)	--
Advances from related parties	51,341	--	--	--	51,341
	88,651	--	--	31,310	57,341
Investing Activities					
Fixed assets purchased	(3,940)	--	(370)	(538)	(670)
Cash Increase During the period	12,282	(584)	(2,018)	10,460	26,336
Cash and cash equivalents, Beginning of the period	--	12,866	28,354	1,822	--
Cash and cash equivalents, End of the period	$ 12,282	$ 12,282	$ 26,336	$ 12,282	$ 26,336

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period From Date of Inception on December 31, 2002 to September 30, 2004

(in U.S. Dollars)

(Unaudited)

	Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Total Capital Stock	Retained Earnings (Deficit)	Total Shareholders' Equity
March 4, 2003							
Issuance for cash	$0.001	6,000,000	$6,000		$6,000		$6,000
Net loss for the year ended							
December 31, 2003						($59,842)	(59,842)
Balance, December 31, 2003		6,000,000	6,000		6,000	(59,842)	(53,842)
April 30, 2004							
Subscribed for cash	$0.10	349,497	350	34,600	34,950		34,950
Net loss for the nine month period							
ended September 30, 2004						(17,954)	(17,954)
Balance, September 30, 2004		6,349,497	$6,350	$34,600	$40,950	($77,796)	(36,846)
Less: stock subscriptions receivable							(3,640)
Total Stockholders' Equity (Deficit) at September 30, 2004							($40,486)

See Accompanying Notes and Independent Accountants' Review Report

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

From Inception to September 30, 2004.

We acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Since inception, we have used our common stock to raise $6,000 from our founders and further raised $34,950 through our public offering less share subscriptions receivable of $3,640 on September 30, 2004. We have also obtained demand loans totaling $51,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness which are legal fees and auditing fees. Net cash provided by financing activities from inception to September 30, 2004 was $88,651, as a result of proceeds received from subscriptions of shares of the Company of $37,310, and $51,341 advances from related parties.

Liquidity and Capital Resources

As of September30, 2004, we have yet to generate any revenues from our business operations.

We issued 6,000,000 founders shares on December 31, 2002. This was accounted for as capital of $6,000. We further raised $34,950 in 2004 though public offering. As of the date of this filing, shares of the public offering have not yet been issued. As of September 30, 2004, $3,640 of the subscription public offering is receivable. As of September 30, 2004, there has been no direct or indirect payment from the proceeds of our public offering to any directors, officers, person owning 10% or more of our shares or anyone else, any affiliates of the Company or others. Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses and our public offering, legal fees and accountant's auditing fees. As of September 30, 2004, the cash and cash equivalents balance is $12,282. The loans do not bear interest and have not been paid as of the date hereof. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of this offering they will accept payment from us when the Company is able to pay back the demand loans.

As of September 30, 2004, our total assets are $14,412, and our total liabilities are $54,898.

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

Dated: November 12, 2004

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

(Signature) (Title) (Date)	/s/ "Jerry Dibble" Jerry Dibble President and Director (who also performs the function of principal chief executive officer) November 10, 2004

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

(Signature) (Title) (Date)	/s/ "Phil Derry" Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) November 12, 2004

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Jerry Dibble, a Director and President, who also performs the function of principal chief executive officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Phil Derry, a Director and Secretary, who also performs the function of principal financial officer and principal accounting officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on the date hereof:

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