Form 10KSB
period 2004-12-31
CAPITAL MINERAL INVESTORS INC
filed 2005-03-18
CIK 1221678

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
9217 Pavilion Place
Mission, BC
Canada
V2V 6X6
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

The aggregate market value of the voting common stock held by non-affiliates on February 28, 2005, computed at which the stock was sold, was $0, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates." This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On February 28, 2005, there were 345,497 shares of common voting stock, $0.001 par value per share, held by non-affiliates.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: February 28, 2005 - 6,349,497 shares of Common Stock

Transitional Small Business Issuer Format (check one)

Yes [ ] No [ x ]

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on December 31, 2002. We maintain our statutory registered agent's office at 3990 Warren Way, Reno, Nevada, USA, 89509 and our business office is located at 9217 Pavilion Place, Mission, BC, Canada, V2V 6X6. Our telephone number is (800) 986-4850. Our office is donated rent-free by our President. There is no monthly rental.

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

Claim Status

The following is a list of the claims:
Claim Name	Units (Hectares)	Tag Number	Tenure Number	Expiry Date
HART	20 (500 ha.)	244578	397339	October 6, 2005

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

Our administrative office is located at 9217 Pavilion Place, Mission, BC, Canada, V2V 6X6. Our telephone number is (800) 986-4850. Our office is donated rent-free by our President. There is no monthly rental for the office.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending litigation and none is contemplated or threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

There were no matters submitted to the shareholders during the fourth quarter of 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of February 28, 2005, there was no public trading market for our common stock. As at December 31, 2004, we had 52 shareholders of record of our common stock.

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

Pursuant to the registration statement form SB-2 (file number 333-105556) effective September 26, 2003, we carried out a public offering for the purchase of our common stock at the price of $0.10 per share to raise up to a total amount of $200,000. The public offering is self-underwritten by one of our officers.

As of March 23, 2004, we have received applications from 52 subscribers for the investment in the total amount of $34,950. The public offering was completed on March 23, 2004, which is 180 days from the date we commenced our offering. Share Certificates have been issued to the investors of this offering. Among the 52 subscribers, two were the Company's original shareholders who are our directors and officers. Each of them subscribed for 2,000 shares of our common stock at the offing price of $0.10 per share.

As of December 31, 2004, $65,416 of the proceeds raised by the Company was spent by the Company for the offering expenses. The payments were for the legal fees in the amount of $58,353, accounting fees in the amount of $5,863 and claim renewal fee in the amount of $2,850. There has been no direct or indirect payment from the proceeds to any directors, officers, persons owning 10% or more of our shares or anyone else, any affiliates of the Company or others.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Some discussion in this report may contain a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of December 31, 2004. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Our Company is engaged in exploration of our property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

As at December 31, 2004, the Company had cash resources of $8,123. We believe the funds will not last for the next 12 months. We will borrow funds or conduct a private placement to obtain enough funds for the Company in the near future.

Results of Operations

From Inception on December 31, 2002 to present, we have engaged in no significant operations other than organizational activities, acquiring and staking our first property, preparing the registrations of our securities, completing our public offering and beginning Phase 1 of our exploration program.

Since inception, we have used our common stock to raise money, we have also obtained demand loans totaling $51,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness which are legal fees and auditing fees. Net cash provided by financing activities from inception to December 31, 2004 was $92,291, as the result of proceeds received from the founders of the Company, and from the public offering completed in March 2004.

From inception we have spent $4,480 on our property. This includes $1,630 for the geological report on our claims, $1,650 for the claims renewal fee in 2003 and $1,200 for the claims renewal fee in 2004.

We have spent a total of $14,113 for legal fees for the year ended December 31, 2004, for the preparation and filing of the registration statement, preparation and filing of the quarterly reports and for other legal advice and services.

We have spent a total of $5,863 for audit/accounting fees, $3,435 for the year end report and the quarterly reports for the 2003 year, and $2,428 for the quarterly reports for the 2004 year.

From inception, $568 was spent on filing fees, and $1,106 was spent for office administration and general office costs.

Liquidity and Capital Resources

As of December 31, 2004, we have yet to generate any revenues from our business operations.

We issued 6,000,000 founders shares on December 31, 2002. This was accounted for as capital of $6,000. On March 23, 2004, we completed a public offering pursuant to Form SB-2 prospectus by raising $34,950. Since our inception, Mr. Dibble and Mr. Derry advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses incurred prior to the completion of this offering. The loans do not bear interest and have not been paid as of the date hereof.

As of December 31, 2004, we had cash resources of $8,123. We had accounts payable and accrued liability of $130. This was primarily comprised of the $51,341 loan from the founders, $5,863 audit fees, $1,106 for office computer purchase, and $58,353 for legal fees.

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

Registered with:

Public Company Accounting Oversight Board (USA) (PCAOB)

Canadian Public Accountability Board (CPAB)

Canada - British Columbia Public Practice Licence

Securities Commission Building

PO Box 10129, Pacific Centre

Suite 1400 - 701 West Georgia Street

Vancouver, British Columbia

Canada V7Y 1C6

Telephone: (604) 662-8899

Fax: (604) 662-8809

Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of

Capital Mineral Investors, Inc. (A Nevada Corporation)

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Capital Mineral Investors, Inc. (A Nevada Corporation) (An Exploration Stage Company) as of December 31, 2004 and December 31, 2003, and the related statements of operations, retained earnings, cash flows and changes in stockholders' equity for the years ended December 31, 2004 and December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Mineral Investors, Inc. (A Nevada Corporation) (An Exploration Stage Company) as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and December 31, 2003 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Moen and Company"

Vancouver, British Columbia, Canada

Chartered Accountants

March 9, 2005

"Independent Accountants and Auditors"

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheet
At December 31, 2004
(In U.S. Dollars)
(With Comparative Figures at December 31, 2003)

ASSETS	December 31, 2004	December 31, 2003
Current Assets		
Cash and cash equivalents	$ 8,123	$ 1,822
Total Current Assets	8,123	1,822
Fixed Assets, at cost (Note 2)	4,390	3,402
Less: Accumulated depreciation	(1,960)	(477)
Fixed Assets, net	2,430	2,925
Total Assets	$ 10,553	$ 4,747
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable and accrued (Note 3)	$ 1,330	$ 7,248
Loans from related parties (note 4)	51,341	51,341
Total current liabilities	52,671	58,589
Stockholders' Equity		
Capital Stock (note 5)		
Authorized: 75,000,000 common shares with a par value of $0.001 per share		
Issued and fully paid: 6,349,497 common shares (2003 - 6,000,000 common shares) at a par value of $0.001 per share		
Par value	6,350	6,000
Additional paid-in capital	34,600	--
Deficit, accumulated during the exploration stage (note 2)	(83,068)	(59,842)
Total stockholders' equity (deficit)	(42,118)	(53,842)
Total Liabilities and Stockholders' Equity	$ 10,553	$ 4,747

Approved on Behalf of the Board:

"Jerry W. Dibble " (Signed)

"Phil Derry" (Signed)

See Accompanying Notes

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)

	Period From Date of Inception on December 31, 2002 to December 31, 2004	Three Months Ended December 31,		Year Ended December 31,	
	2004	2004	2003	2004	2003
Retained Earnings (Deficit) Beginning of the period	$ --	$ (77,796)	$ (50,135)	$ (59,842)	$ --
Net Loss for the period	(83,068)	(5,272)	(9,707)	(23,226)	(59,842)
Retained Earnings (Deficit), End of the period	$ (83,068)	$ (83,068)	$ (59,842)	$ (83,068)	$ (59,842)

See Accompanying Notes

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Income
(In U.S. Dollars)

	Period From Date of Inception on December 31, 2002 to December 31, 2004	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2003
Exploration Costs	$ 4,480	$ 1,200	$ --	$ 1,200	$ 3,280
Administration Expenses					
Audit fees	5,863	(294)	1,995	2,428	3,435
Bank service charges	75	--	20	20	55
Depreciation expense	1,960	150	477	1,483	477
Incorporation cost	1,015	--	--	--	1,015
Legal expenses	58,353	2,365	3,600	14,113	44,240
License and dues	525	225	200	325	200
Office expenses	1,106	464		719	387
Telephone and utilities	2,794	652	69	2,070	724
Transfer agent & filing fees	568	49	170	398	170
Travel and promotion	6,329	461	3,176	470	5,859
	78,588	4,072	9,707	22,026	56,562
Net Loss for the period	$ (83,068)	$ (5,272)	$ (9,707)	$ (23,226)	$ (59,842)
Net loss per share					
Basic	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Diluted	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Weighted average number of common shares used to compute loss per share					
Basic	6,232,998	6,232,998	6,000,000	6,232,998	6,000,000
Diluted	6,232,998	6,232,998	6,000,000	6,232,998	6,000,000

See Accompanying Notes

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(In U.S. Dollars)

	Period From Date of Inception on December 31, 2002 to December 31, 2004	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2003
Cash Provided by (Used for) Operating Activities					
Net loss for the period	$ (83,068)	$ (5,272)	$ (9,707)	$ (23,226)	$ (59,842)
Items not requiring use of cash					
Depreciation expense	1,960	150	477	1,483	477
Changes in non-cash working capital items					
Accounts payable	1,330	(2,227)	(16,152)	(5,918)	7,248
Prepaid expense and deposit	--	--	3,600	--	--
	(79,778)	(7,349)	(21,782)	(27,661)	(52,117)
Financing Activities					
Capital stock subscribed	40,950	--	--	34,950	6,000
Stock subscriptions receivable	--	3,640	--	--	--
Loans from related parties	51,341	--	--	--	51,341
	92,291	3,640	--	34,950	57,341
Investing Activities					
Fixed assets purchased	(4,390)	(450)	(2,732)	(988)	(3,402)
Cash Increase (Decrease) During the period	8,123	(4,159)	(24,514)	6,301	1,822
Cash and cash equivalents, Beginning of the period	--	12,282	26,336	1,822	--
Cash and cash equivalents, End of the period	$ 8,123	$ 8,123	$ 1,822	$ 8,123	$ 1,822

See Accompanying Notes

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(A Development Stage Company)

Statement of Stockholders' Equity

For the Period From Date of Inception on December 31, 2002 to December 31, 2004

(in U.S. Dollars)

	Price Per Share	Number of Common Shares	par Value	Additional Paid-in Capital	Total Capital Stock	Retained Earnings (Deficit)	Total Stockholders' Equity
March 4, 2003							
Issuance for cash	$0.001	6,000,000	$6,000		$6,000		$6,000
Net loss for the year ended							
December 31, 2003						($59,842)	(59,842)
Balance, December 31, 2003		6,000,000	6,000		6,000	(59,842)	(53,842)
April 30, 2004							
Subscribed for cash	$0.10	349,497	350	34,600	34,950		34,950
Net loss for the year ended							
December 31, 2004						(23,226)	(23,226)
Balance, December 31, 2004		6,349,497	$6,350	$34,600	$40,950	($83,068)	(42,118)

See Accompanying Notes

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

December 31, 2004

(In U.S. Dollars)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

(a) The Company was incorporated on December 31, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is December 31, 2002. The fiscal year end of the Company is December 31.

(b) Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $83,068 to December 31, 2004 and has a working capital deficiency of $44,548 at December 31, 2004. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Cash and cash equivalents

Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturity at the date of purchase of three months or less.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Property, plant, and equipment

Fixed assets are stated at cost less accumulated depreciation. Depreciation is based on the declining balance basis at the following rates:

Computer - 30% per annum

Office equipment - 20% per annum

As at December 31, fixed assets and accumulated depreciation are as follows:

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

    An analysis of the changes in the cumulative translation adjustment is to be disclosed as part of stockholders' equity. There are no cumulative translation adjustments to December 31, 2004.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Mineral property acquisition costs and deferred exploration expenditures

    Mineral property acquisition costs are expensed. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while the Company is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties, exploration costs and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED

The accounts payable of $130 accrued as at December 31, 2004 represents telephone, utilities, and transfer agent fees unpaid.

Note 4. RELATED PARTY TRANSACTIONS

The amount of $51,341 as at December 31, 2004 represents loans from directors, officers, and shareholders of the Company, Messrs Jerry Dibble and Phil Derry. This amount is unsecured, non interest bearing, and has no specific terms of repayment, and accordingly, is classified as a current liability.

Note 5. CAPITAL STOCK

    Authorized: 75,000,000 common shares with a par value of $0.001 per share.

    Issued and outstanding common shares as at December 31, 2004, are as follows:

(c) Effective September 26, 2003, the Securities and Exchange Commission authorized the Company to sell to the public up to 2,000,000 shares at a price of $0.10 per share.

    349,497 shares were subscribed and sold at a price of $0.10 per share for proceeds of $34,950 for the period ended December 31, 2004.

    The transfer agent for the Company issued the abovementioned shares after December 31, 2004.

Note 6. INCOME TAXES

There is a loss of $83,068 carried forward that may be applied towards future profits.

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

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at December 31, 2004, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

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

The exploration program is to include reconnaissance mapping and prospecting, geophysics geochemical sampling, and some mechanical trenching where warranted. Further programs of more advanced exploration, including a diamond drilling program are recommended and would be contingent on favourable results of each preceding exploration phase. The first phase program has been budgeted at $34,000, of which $3,280 has been expended to December 31, 2004. The second phase program is estimated to cost a total of $105,000. Additional financing will be required for these programs.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Since inception of the Company, Moen and Company, Chartered Accountants, has been retained to provide the review engagement report for our financial statements and to provide the auditor's reports. There are no changes and disagreements with amendments on accounting and financial disclosure of our Company.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:
Full Name and Resident Address	Age	Positions
Jerry Dibble 9217 Pavilion Place Mission, BC V2V 6X6	61	President and Director
Phil Derry Windy Edge Gloster Hill Amble Northumberland England NE 650HJ	57	Secretary/Treasurer/Director
Rod Husband, 16657 Rosewood Place Surrey, BC V4N 1W1	41	Director

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

Mr. Dibble has benefited from experience gained in the capital markets through his involvement with various public and private companies. He is currently a director of Novawest Resources, Inc. a public company engaged in mineral exploration. Novawest Resources Inc. trades on the TSX Venture (TSXV) stock exchange as a tier one company under the stock symbol NVE. Mr. Dibble has been a director of Novawest Resources since February 18, 2002.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of February 28, 2005, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings. Messrs Dibble and Derry are the only promoters of our company.
Name and Address of Beneficial Owner	Number of Shares Outstanding	Percentage of Ownership
Jerry Dibble 9217 Pavilion Place Mission, BC V2V 6X6	3,002,000	47.3
Phil Derry Windy Edge Gloster Hill Amble Northumberland England NE 650HJ	3,002,000	47.3
Rod Husband 16657 Rosewood Place Surrey, BC V4N 1W1	nil	Nil
All Officers and Directors, as a Group (2 persons)	6,004,000	94.6

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

Mr. Dibble and Mr. Derry each purchased 2,000 shares of our common stock through our public offering pursuant to the SB-2 prospectus completed on March 23, 2004.

Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73 which were used for organizational and start-up costs and the offering expenses incurred prior to the completion of the public offering. The loans do not bear interest and have not been paid as of the date hereof.

ITEM 13. EXHIBITS

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

*  Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on May 23, 2003.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)   Audit Fee.

The aggregate fees billed by our accountant, Moen and Company, for professional services rendered for the audit of our annual financial statement and review of financial statement included in our Form 10-QSB from inception of our Company of December 31, 2002 to our fiscal year end of December 31, 2003, and for the audit of our financial statement filed as part of our registration statement Form Sb-2 filed on May 23, 2003 are $3,435. The aggregate fees for services rendered for auditing our financial statements for the fiscal year of 2003 and reviewing our quarterly reports for the year of 2004 are $3,435 and $2,428, respectively.

(2)   Audit Related Fees.

There have been no audit related fees billed by our accountants from the inception of our Company to our fiscal year end of December 31, 2003, and from January 1, 2004 to our fiscal year end of December 31, 2004.

(3)   Tax Fees.

There have been no tax fees billed by our accountants from the inception of our Company to our fiscal year end of December 31, 2003, and from January 1 2004 to our fiscal year end of December 31, 2004.

(4)   All Other Fees.

There have been no other fees billed by our accountants from the inception of our Company to our fiscal year end of December 31, 2003, and from January 1 2004 to our fiscal year end of December 31, 2004.

(5)   It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

(6)   Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this _____ day of March, 2005.
CAPITAL MINERAL INVESTORS, INC. (Registrant) BY: /s/ Jerry Dibble Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Jerry Dibble Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal chief executive officer) 03/17/2005
/s/ Phil Derry Phil Derry Secretary and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer) 03/17/2005

Rule 13a-14(a)/15d-14(a)

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

Date: March 17, 2005
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

Date: March 17, 2005
By:	/s/ Phil Derry Phil Derry Secretary and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Jerry Dibble, a Director and President, who also performs the function of principal chief executive officer of Capital Mineral Investors, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Phil Derry, a Director and Secretary, who also performs the function of principal financial officer of Capital Mineral Investors, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2004, filed with the Securities and Exchange Commission on the date hereof:

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