Form 10QSB
period 2005-03-31
CAPITAL MINERAL INVESTORS INC
filed 2005-05-16
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2005

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

Outstanding as of May 10, 2005: 7,749,497 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the three month period ended March 31, 2005 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants, registered with Public Company Accounting Oversight Board (USA)(PCAOB).

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2005

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

Board of Directors
Capital Mineral Investors, Inc. (A Nevada Corporation)
(An Exploration Stage Company)

We have reviewed the accompanying balance sheets of Capital Mineral Investors, Inc. (A Nevada Corporation) as of March 31, 2005 and March 31, 2004, and the related statements of income, retained earnings, cash flows and changes in stockholders' equity for the three month periods ended March 31, 2005 and March 31, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

"Moen and Company"
(Signed)
Chartered Accountants

Vancouver, British Columbia, Canada
May 6, 2005

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
At March 31, 2005
(In U.S. Dollars)
(With Comparative Figures at December 31, 2004)

ASSETS		March 31 2005 Unaudited		December 31 2004 Audited
Current Assets				
Cash and cash equivalents	$	5,532	$	8,123
		5,532		8,123
Fixed Assets, at cost (Note 2)		4,509		4,390
Less: Accumulated depreciation		(2,112)		(1,960)
Fixed Assets, net		2,397		2,430
Total Assets	$	7,929	$	10,553

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities				
Accounts payable and accrued (Note 3)	$	2,630	$	1,330
Loans from related parties (note 4)		51,341		51,341
Total current liabilities		53,971		52,671
Stockholders' Equity				
Capital Stock (note 5)				
Authorized: 75,000,000 common shares with a par value of $0.001 per share				
Issued and fully paid: 6,349,497 common shares (2004 - 6,000,000 common shares) at a par value of $0.001 per share		6,350		6,350
Additional paid-in capital		34,600		34,600
Deficit, accumulated during the exploration stage (note 2)		(86,992)		(83,068)
Total stockholders' equity		(46,042)		(42,118)
Total Liabilities and Stockholders' Equity	$	7,929	$	10,553

Approved on Behalf of the Board:

"Jerry W. Dibble " (Signed)

"Phil Derry" (Signed)

Note 1: Going concern

Note 10: subsequent events

May 6, 2005

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to March 31 2005	Three Months Ended March 31 2005	Three Months Ended March 31 2004
Cash Provided by (Used for) Operating Activities			
Loss for the period	$ (86,992)	$ (3,924)	$ (5,080)
Items not requiring use of cash			
Amortization	2,112	152	127
Changes in non-cash working capital items			
Accounts payable	2,630	1,300	(5,248)
Prepaid expense and deposit	--	--	
	(82,250)	(2,472)	(10,201)
Financing Activities			
Capital stock subscribed	40,950	--	
Advances on share subscription			13,411
loans from related parties	51,341	--	
	92,291		13,411
Investing Activities			
Fixed assets purchased	(4,509)	(119)	(300)
Cash Increase During the period	5,532	(2,591)	3,240
Cash and cash equivalents, Beginning of the period	--	8,123	1,822
Cash and cash equivalents, End of the period	$ 5,532	$ 5,532	$ 5,062

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

(a) The Company was incorporated on December 31, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is December 31, 2002. The fiscal year end of the Company is December 31.

(b) Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $86,992 to March 31, 2005 and has a working capital deficiency of $48,439 at March 31, 2005. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business. See subsequent event (note 10).

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
March 31, 2005
(In U.S. Dollars)

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
March 31, 2005
(In U.S. Dollars)

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

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is based on the declining balance basis at the following rates:

Computer - 30% per annum

Office equipment - 20% per annum

Stock-based Compensation

SFAS No. 123, "Accounting for stock-based compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for stock issued to employees" (APB 25) to account for stock-based compensation arrangements. There are no stock options outstanding on March 31, 2005.

Mineral property acquisition costs and deferred exploration expenditures

    Mineral property acquisition costs are expensed. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while the Company is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties and mine development

    CAPITAL MINERAL INVESTORS, INC.
    (A Nevada Corporation)
    (An Exploration Stage Company)
    Notes to Financial Statements
    March 31, 2005
    (In U.S. Dollars)

    Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

    costs will be computed using the units-of-production method based on proved and probable reserves.

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

Note 3. ACCOUNTS PAYABLE AND ACCRUED

The accounts payable of $2630 accrued as at March 31, 2005 represents telephone, utilities, transfer agent fees and audit fees unpaid.

Note 4. RELATED PARTY TRANSACTIONS

The amount of $51,341 as at March 31, 2005 represents loans from directors, officers, and shareholders of the Company, Messrs Jerry Dibble and Phil Derry. This amount is unsecured, non interest bearing, and has no specific terms of repayment, and accordingly, is classified as a current liability.

Note 5. CAPITAL STOCK

    Authorized: 75,000,000 common shares with a par value of $0.001 per share.

    Issued and outstanding common shares as at March 31, 2005, are as follows:

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)

(c) Effective September 26, 2003, the Securities and Exchange Commission authorized the Company to sell to the public up to 2,000,000 shares at a price of $0.10 per share.

    349,497 shares were subscribed and sold at a price of $0.10 per share for proceeds of $34,950 for the period ended March 31, 2005.
    The transfer agent for the Company issued the abovementioned shares after March 31, 2005.

Note 6. INCOME TAXES

There is a loss of $86,992 carried forward that may be applied towards future profits.

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

Note 8. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at March 31, 2005, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Notes to Financial Statements
March 31, 2005
(In U.S. Dollars)

Note 9. MINERAL PROPERTY EXPLORATION PROGRAM

The Company plans to perform an exploration property program on a mineral property, which is 100% owned by Rod Husband, a director of the Company, and is held in trust for the Company. The property comprises one mineral claim covering an area totalling five square kilometers in British Columbia, Canada.

The exploration program is to include reconnaissance mapping and prospecting, geophysics geochemical sampling, and some mechanical trenching where warranted. Further programs of more advanced exploration, including a diamond drilling program would be contingent on favourable results of each preceding exploration phase. The first phase program has been budgeted at $34,000, of which $4,480 has been expended to March 31, 2005. The second phase program is estimated to cost a total of $105,000. Additional financing will be required for these programs.

Note 10. SUBSEQUENT EVENT

The company has subsequently arranged a private placement 140,000 with funds received on May 5, 2005 representing the issuance of 140,000 common shares at a price of $ 0.10 per share.

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

To meet our needs for cash we have raised $34,950 from our public offering filed with the Securities and Exchange Commission which was effective September 26, 2003 (file number 333-105556). The public offering was completed on March 23, 2004. As we have not raised all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have obtained demand loans of $51,340.73 from Jerry Dibble and Phil Derry, our officers. On May 3, 2005, we raised $140,000 through a private placement by issuing 1,400,000 shares of the Common Stock of the Company at the price of $0.10 per Share. A Form 8-K was filed with the Securities and Exchange Commission on May 3, 2005.

With the newly raised funds, we will begin Phase 1 and complete Phase 1. Phase 1 will take approximately 2 months and cost $34,000. We would then start Phase 2 and complete Phase 2. Phase 2 would take approximately 3 months and would cost $105,000.

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

From Inception to March 31, 2005.

We acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Since inception, we have used our common stock to raise $6,000 from our founders and further raised $34,950 through our public offering less share subscriptions receivable of $3,640 on March 31, 2005. We have also obtained demand loans totaling $51,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness which are legal fees and auditing fees. Net cash provided by financing activities from inception to March 31, 2005 was $92291, as a result of proceeds received from subscriptions of shares of the Company of $40,950 and $51,341 advances from related parties.

Liquidity and Capital Resources

As of March 31, 2005, we have yet to generate any revenues from our business operations.

We issued 6,000,000 founders shares on December 31, 2002. This was accounted for as capital of $6,000. We further raised $34,950 in 2004 though public offering. Shares of the public offering have been issued. As of March 31, 2005, there has been no direct or indirect payment from the proceeds of our public offering to any directors, officers, person owning 10% or more of our shares or anyone else, any affiliates of the Company or others. Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses and our public offering, legal fees and accountant's auditing fees. As of March 31, 2005, the cash and cash equivalents balance is $5,532. The loans do not bear interest and have not been paid as of the date hereof. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of this offering they will accept payment from us when the Company is able to pay back the demand loans.

As of March 31, 2005, our total assets are $7,929, and our total liabilities are $53,971.

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

Dated: May 16, 2005

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

(Signature) (Title) (Date)	/s/ "Jerry Dibble" Jerry Dibble President and Director (who also performs the function of principal chief executive officer) May 16, 2005

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

(Signature) (Title) (Date)	/s/ "Phil Derry" Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) May 16, 2005

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Jerry Dibble, a Director and President, who also performs the function of principal chief executive officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     I, Phil Derry, a Director and Secretary, who also performs the function of principal financial officer and principal accounting officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended March 31, 2005, filed with the Securities and Exchange Commission on the date hereof:

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