Form 10QSB
period 2005-06-30
CAPITAL MINERAL INVESTORS INC
filed 2005-08-16
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2005

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

Outstanding as of August 10, 2005: 7,749,497 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the three month period ended June 30, 2005 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants, registered with Public Company Accounting Oversight Board (USA)(PCAOB).

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

(Stated in U.S. Dollars)

MOEN AND COMPANY
CHARTERED ACCOUNTANTS

per:
lian Institute of Chartered Accountants
te of Chartered Accountants of British Columbia
te of Management Accountants (USA) (From 1965)

tered with:
 Company Accounting Oversight Board (USA) (PCAOB)
lian Public Accountability Board (CPAB)
la - British Columbia Public Practice Licence

Securities Commission Building
PO Box 10129, Pacific Centre
Suite 1400 – 701 West Georgia Street
Vancouver, British Columbia
Canada V7Y 1C6
Telephone: (604) 662-8899
Fax: (604) 662-8809
Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying balance sheet of Capital Mineral Investors, Inc. (A Nevada Corporation) as of June 30, 2005, and the related statements of operations, retained earnings (deficit), cash flows and changes in stockholders' equity for the six month periods ended June 30, 2005 and June 30, 2004. These interim financial statements are the responsibility of the Company's management.

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

"Moen and Company"
("Signed")

Chartered Accountants

Vancouver, British Columbia, Canada
August 10, 2005

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Balance Sheets
At June 30, 2005
(In U.S. Dollars)
(With Comparative Figures at December 31, 2004)

	June 30 2005 Unaudited	December 31 2004 Audited
ASSETS		
Current Assets		
Cash	$ 113,116	$ 8,123
Total Current Assets	113,116	8,123
Fixed Assets, at cost (Note 2)	4,509	4,390
Less: Accumulated depreciation	(2,263)	(1,960)
Fixed Assets, net	2,246	2,430
Total Assets	$ 115,362	$ 10,553
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable and accrued	$ 1,846	$ 1,330
Loans from related parties (note 3)	26,341	51,341
Total current liabilities	28,187	52,671
Stockholders' Equity		
Capital Stock (note 4)		
Authorized: 75,000,000 common shares with a par value of $0.001 per share		
Issued and fully paid:7,749,497 common shares (2004 - 6,000,000 common shares) at a par value of $0.001 per share	7,750	6,350
Additional paid-in capital	173,200	34,600
Deficit, accumulated during the exploration stage (note 2)	(93,775)	(83,068)
Total stockholders' equity (deficit)	87,175	(42,118)
Total Liabilities and Stockholders' Equity	$ 115,362	$ 10,553

Approved on Behalf of the Board:

'Jerry W. Dibble " (Signed)

'Phil Derry" (Signed)

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Operation
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to June 30	Three Months Ended June 30		Six Months Ended June 30	
	2005	2005	2004	2005	2004
Exploration Costs	$ 4,480	$ --	$	$ --	$
Administration Expenses					
Depreciation expense	2,263	151	988	303	1,115
Audit fees	8,463	1,300	522	2,600	1,522
Incorporation costs	1,015		--		--
Consulting Fees	1,200			1,200	
Legal expenses	62,223	3,870	7,173	3,870	10,591
License and dues	732	207	--	207	100
Office expenses	1,541	66	--	360	20
Telephone and utilities	3,685	340	683	891	1,098
Transfer agent & filing fees	1,448	580	349	880	349
Travel and promotion	6,725	269	--	396	--
	89,295	6,783	9,715	10,707	14,795
Net Loss for the Period	$ (93,775)	$ (6,783)	$ (9,715)	$ (10,707)	$ (14,795)
Net loss per share					
Basic	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares used to compute loss per share					
Basic	7,224,497	7,224,497	6,232,998	7,224,497	6,232,998
Diluted	7,224,497	7,224,497	6,232,998	7,224,497	6,232,998

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to June 30 2005	Three Months Ended June 30 2005	Three Months Ended June 30 2004	Six Months Ended June 30 2005	Six Months Ended June 30 2004
Retained Earnings (Deficit) Beginning of the period	$ --	$ (86,992)	$ (64,922)	$ (83,068)	$ (59,842)
Net Loss for the period	(93,775)	(6,783)	(9,715)	(10,707)	(14,795)
Retained Earnings (Deficit), End of the period	$ (93,775)	$ (93,775)	$ (74,637)	$ (93,775)	$ (74,637)

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to June 30	Three Months Ended June 30		Six Months Ended June 30	
	2005	2005	2004	2005	2004
Cash Provided by (Used for) Operating Activities					
Net loss for the period	$ (93,775)	$ (6,783)	$ (9,715)	$ (10,707)	$ (14,795)
Items not requiring use of cash					
Depreciation	2,263	151	988	303	1,115
Changes in non-cash working capital items					
Accounts payable	1,846	(784)	(800)	516	(6,048)
	(89,667)	(7,417)	(9,527)	(9,889)	(19,728)
Financing Activities					
Capital stock subscribed	180,950	140,000	21,509	140,000	34,950
Stock subscriptions receivable			(3,640)		(3,640)
Loans from related parties	26,341	(25,000)		(25,000)	
	207,291	115,000	17,869	115,000	31,310
Investing Activities					
Fixed assets purchased	(4,509)		(538)	(119)	(538)
Cash Increase During the period	113,115	107,583	7,804	104,992	11,044
Cash Beginning of the period	--	5,532	5,062	8,123	1,822
Cash End of the period	$ 113,115	$ 113,115	$ 12,866	$ 113,115	$ 12,866

See Accompanying Notes and Independent Accountants' Review Report

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(An Exploration Stage Company)

Notes to Financial Statements

June 30, 2005

(In U.S. Dollars)

(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

(a) The Company was incorporated on December 31, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is December 31, 2002. The fiscal year end of the Company is December 31.

(b) Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $93,775 to June 30, 2005 and has working capital of 84,929 at June 30, 2005 which may be insufficient to cover operating expenses for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business.

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

Cash

Cash consists of cash on deposit with the Company's banker.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash which is not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

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

Fixed assets are stated at cost less accumulated depreciation. Depreciation is based on the declining balance basis at the following rates:

Computer - 30% per annum

Office equipment - 20% per annum

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Stock-based Compensation

SFAS No. 123, "Accounting for stock-based compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for stock issued to employees" (APB 25) to account for stock-based compensation arrangements. There are no stock options outstanding on June 30, 2005.

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

Note 3. RELATED PARTY TRANSACTIONS

The amount of $26,341 as at June 30, 2005 represents loans from directors, officers, and shareholders of the Company, Messrs Jerry Dibble and Phil Derry. This amount is unsecured, non interest bearing, and has no specific terms of repayment, and accordingly, is classified as a current liability.

Note 4. CAPITAL STOCK

    Authorized: 75,000,000 common shares with a par value of $0.001 per share.

    Issued and outstanding common shares as at June 30, 2005, are as follows:

Note 4. CAPITAL STOCK (cont'd)

(c) Effective September 26, 2003, the Securities and Exchange Commission authorized the Company to sell to the public up to 2,000,000 shares at a price of $0.10 per share.

    349,497 shares were subscribed and sold at a price of $0.10 per share for proceeds of $34,950 for the period ended March 31, 2005.

    1,400,000 shares were subscribed and sold at a price of $0.10 per share for proceeds of $140,000 for the period ended June 30, 2005.

    The transfer agent for the Company issued the abovementioned shares after June 30, 2005.

Note 5. INCOME TAXES

The Company has losses that total $93,775 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

June 30, 2005
Deferred tax assets	$31,884
Valuation allowance	$(31,884)
Net deferred tax assets	$0

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the years ended June 30, 2005 is as follows:

June 30, 2005
Statutory federal income tax rate	34.0%
Valuation allowance	(34.0%)
Effective income tax rate	0.0%

Note 6. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and loans from related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial statements approximates their carrying values.

Note 7. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at June 30, 2005, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 8. MINERAL PROPERTY EXPLORATION PROGRAM

The Company plans to perform an exploration property program on a mineral property, which is 100% owned by Rod Husband, a director of the Company, and is held in trust for the Company. The property comprises one mineral claim covering an area totaling five square kilometers in British Columbia, Canada.

The exploration program is to include reconnaissance mapping and prospecting, geophysics geochemical sampling, and some mechanical trenching where warranted. Further programs of more advanced exploration, including a diamond drilling program would be contingent on favourable results of each preceding exploration phase. The first phase program has been budgeted at $34,000, of which $4,480 has been expended to June 30, 2005. The second phase program is estimated to cost a total of $105,000. Additional financing will be required for these programs.

ITEM 2. Management's Discussion and Analysis or Plan of Operations.

Some discussions in this report include a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

To meet our needs for cash we have raised $34,950 from our public offering filed with the Securities and Exchange Commission, which was effective September 26, 2003 (file number 333-105556). The public offering was completed on March 23, 2004. As we have not raised all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have obtained demand loans of $51,340.73 from Jerry Dibble and Phil Derry, our officers of which $25,000 has been repaid in the quarter ended June 30, 2005, to leave a balance owed by the Company of $26,340.73 at June 30, 2005. On May 3, 2005, we raised $140,000 through a private placement by issuing 1,400,000 shares of the Common Stock of the Company at the price of $0.10 per Share. A Form 8-K was filed with the Securities and Exchange Commission on May 3, 2005.

With the newly raised funds, we will begin Phase 1 and complete Phase 1. Phase 1 will take approximately 2 months and cost $34,000 of which $4,480 has been expended to June 30, 2005. We would then start Phase 2 and complete Phase 2. Phase 2 would take approximately 3 months and would cost $105,000.

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

From Inception to June 30, 2005.

We acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Since inception, we have used our common stock to raise $6,000 from our founders and further raised $34,950 through our public offering. We have also obtained demand loans totaling $51,340.73 less repaid of $25,000 for net amount of $26,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness, which includes legal fees and auditing fees. We have raised a further $140,000 through a private placement and paid back $25,000 to one of our officers as partial repayment of the loans from him to the Company. Net cash provided by financing activities from inception to June 30, 2005 was $207,291, as a result of proceeds received from subscriptions of shares of the Company of $180,950 and $26,341, advances from related parties.

Liquidity and Capital Resources

As of June 30, 2005, we have yet to generate any revenues from our business operations.

We issued 6,000,000 founders shares on December 31, 2002. This was accounted for as capital of $6,000. We further raised $34,950 in 2004 though public offering. Shares of the public offering have been issued. As of June 30, 2005, there has been no direct or indirect payment from the proceeds of our public offering to any directors, officers, person owning 10% or more of our shares or anyone else, any affiliates of the Company or others. Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses and our public offering, legal fees and accountant's auditing fees. The loans do not bear interest and have not been paid as of the date hereof. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of this offering they will accept payment from us when the Company is able to pay back the demand loans.

On May 3, 2005 we raised $140,000 through a private placement and we paid back $25,000 to Mr. Derry as partial repayment of his loan to the Company. As of June 30, 2005 the cash balance was $113,116 less accounts payable and accrued liabilities of $28,187 for net working capital of $84,929.

As of June 30, 2005, our total assets are $115,362, and our total liabilities are $28,187.

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

Dated: August 16, 2005

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

(Signature) (Title) (Date)	/s/ "Jerry Dibble" Jerry Dibble President and Director (who also performs the function of principal chief executive officer) August 16, 2005

I, Phil Derry, certify that:

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

(Signature) (Title) (Date)	/s/ "Phil Derry" Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) August 16, 2005

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Jerry Dibble, a Director and President, who also performs the function of principal chief executive officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30,, 2005, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Phil Derry, a Director and Secretary, who also performs the function of principal financial officer and principal accounting officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

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