Form 10QSB
period 2005-09-30
CAPITAL MINERAL INVESTORS INC
filed 2005-11-18
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2005

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

Yes [X] No [ ].

Indicate by a check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X].

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

Outstanding as of October 31, 2005: 7,749,497 common shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the three-month period ended September 30, 2005 has been prepared by management.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2005

(Unaudited - Prepared by Management)

(Stated in U.S. Dollars)

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Enterprise)
Balance Sheets
At September 30, 2005
(In U.S. Dollars)
(With Comparative Figures at December 31, 2004)

ASSETS	September 30 2005 (Prepared by Management) Unaudited	December 31 2004 (Prepared by Management) Audited
Current Assets		
Cash	$ 106,904	$ 8,123
Total Current Assets	106,904	8,123
Fixed Assets, at cost (Note 2)	4,898	4,390
Less: Accumulated depreciation	(2,403)	(1,960)
Fixed Assets, net	2,495	2,430
Total Assets	$ 109,399	$ 10,553
LIABILITIES AND STOCKHOLDERS' EQUITY		
Current Liabilities		
Accounts payable and accrued Liabilities	$ 3,146	$ 1,330
Loans from related parties (note 3)	26,341	51,341
Total current liabilities	29,487	52,671
Stockholders' Equity		
Capital Stock (note 4)		
Authorized: 75,000,000 common shares with a par value of $0.001 per share		
Issued and fully paid: 7,749,497 common shares (2004 - 6,000,000 common shares) at a par value of $0.001 per share	7,750	6,350
Additional paid-in capital	173,200	34,600
Deficit, accumulated during the exploration stage (note 2)	(101,038)	(83,068)
Total stockholders' equity (deficit)	79,912	(42,118)
Total Liabilities and Stockholders' Equity	$ 109,399	$ 10,553

Approved on Behalf of the Board:

Going Concern: Note 1

"Jerry W. Dibble " (Signed)

"Phil Derry" (Signed)

See Accompanying Notes

(A Nevada Corporation)
(An Exploration Stage Enterprise)
Statements of Operations
(In U.S. Dollars)
(Unaudited-Prepared by Management)

	Period From Date of Inception on December 31, 2002 to September 30	Three Months Ended September 30		Nine Months Ended September 30	
	2005	2005	2004	2005	2004
Exploration Costs	$ 4,480	$ --	$	$ --	$
Administration Expenses					
Depreciation expense	2,404	141	218	444	1,333
Audit fees	9,763	1,300	1,200	3,900	2,722
Incorporation costs	1,015		--		--
Consulting Fees	1,200			1,200	
Legal expenses	66,396	4,173	1,157	8,043	11,748
License and dues	732		--	207	100
Office expenses	2,441	900	255	1,260	275
Telephone and utilities	4,204	519	320	1,410	1,418
Transfer agent & filing fees	1,588	140		1,020	349
Travel and promotion	6,815	90	9	486	9
Total Administration Expenses	96,558	7,263	3,159	17,970	17,954
Net Loss for the Period	$ (101,038)	$ (7,263)	$ (3,159)	$ (17,970)	$ (17,954)
Net loss per share					
Basic	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares used to compute loss per share					
Basic and Diluted	7,224,497	7,224,497	6,232,998	7,224,497	6,232,998

See Accompanying Notes

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Enterprise)
Statement of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited-Prepared by Management)

	Period From Date of Inception on December 31, 2002 to September 30	Three Months Ended September 30		Nine Months Ended September 30	
	2005	2005	2004	2005	2004
Retained Earnings (Deficit) Beginning of the period	$ --	$ (93,775)	$ (74,637)	$ (83,068)	$ (59,842)
Net Loss for the period	(101,038)	(7,263)	(3,159)	(17,970)	(17,954)
Retained Earnings (Deficit), End of the period	$ (101,038)	$ (101,038)	$ (77,796)	$ (101,038)	$ (77,796)

See Accompanying Notes

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(An exploration Stage Enterprise)

Statement of Stockholders' Equity

For the Period From Date of Inception on December 31, 2002 to September 30, 2005

(in U.S. Dollars)

(Unaudited-Prepared by Management)

	Price Per Share	Number of Common Shares	Par Value At 0.001 Per Share	Additional Paid-in Capital	Total Capital Stock	Retained Earnings (Deficit)	Total Stockholders' Equity
March 4, 2003							
Issuance for cash	$0.001	6,000,000	$6,000		$6,000		$6,000
Net loss for the year ended							
December 31, 2003						($59,842)	(59,842)
Balance, December 31, 2003		6,000,000	6,000		6,000	(59,842)	(53,842)
April 30, 2004							
Subscribed for cash	$0.10	349,497	350	34,600	34,950		34,950
Net loss for the year ended							
December 31, 2004						(23,226)	(23,226)
May 12, 2005							
Subscribed for cash	$0.10	1,400,000	1,400	138,600	140,000		140,000
Net loss for the nine month periods							
ended September 30, 2005						(17,970)	(17,970)
Balance, September 30, 2005		7,749,497	$7,750	$173,200	$180,950	($101,038)	$79,912

See Accompanying Notes

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(An Exploration Stage Enterprise)

Notes to Financial Statements

September 30, 2005

(In U.S. Dollars)

(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

(a) The Company was incorporated on December 31, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is December 31, 2002. The fiscal year end of the Company is December 31.

(b) Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $101,038 to September 30, 2005 and has working capital of $77,417 at September 30, 2005, which may be insufficient to cover operating expenses for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing for working capital and to fund the ongoing development of the Company's business.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements of Capital Mineral Investors, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP).

Exploration Stage Enterprise

Capital Mineral Investors, Inc. is an exploration stage enterprise as it does not have an established commercial deposit and is not in the production stage.

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

Cash

Cash consists of cash on deposit with the Company's banker.

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(An Exploration Stage Enterprise)

Notes to Financial Statements

September 30, 2005

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

Disclosure about fair value of financial instruments

The Company has financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at September 30, 2005 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(An Exploration Stage Enterprise)

Notes to Financial Statements

September 30, 2005

(In U.S. Dollars)

(Unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

Fixed Assets

Fixed assets are stated at cost less accumulated depreciation. Depreciation is based on the declining balance basis at the following rates:

Computer - 30% per annum

Office equipment - 20% per annum

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(An Exploration Stage Enterprise)

Notes to Financial Statements

September 30, 2005

(In U.S. Dollars)

(Unaudited)

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

Mineral property acquisition costs and deferred exploration expenditures

    Mineral property acquisition costs are expensed. Exploration costs and mine development costs to be incurred, including those to be incurred in advance of commercial production and those incurred to expand capacity of proposed mines, are expensed as incurred while the Company is in the exploration stage. Mine development costs to be incurred to maintain production will be expensed as incurred. Depletion and amortization expense related to capitalized mineral properties and mine development costs will be computed using the units-of-production method based on proved and probable reserves.

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

Note 3. RELATED PARTY TRANSACTIONS

The amount of loans from related parties of $26,341 as at September 30, 2005 represents loans from directors, officers, and shareholders of the Company, Messrs Jerry Dibble and Phil Derry. This amount is unsecured, non interest bearing, and has no specific terms of repayment, and accordingly, is classified as a current liability.

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(An Exploration Stage Enterprise)

Notes to Financial Statements

September 30, 2005

(In U.S. Dollars)

(Unaudited)

Note 4. CAPITAL STOCK

    Authorized: 75,000,000 common shares with a par value of $0.001 per share.

    Issued and outstanding common shares as at September 30, 2005, are as follows:

Note 5. INCOME TAXES

The Company has losses that total $101,038 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying consolidated balance sheets is a result of the following:

September 30, 2005
Deferred tax assets	$34,353
Valuation allowance	$(34,353)
Net deferred tax assets	$0

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended September 30, 2005 is as follows:

September 30, 2005
Statutory federal income tax rate	34.0%
Valuation allowance	(34.0%)
Effective income tax rate	0.0%

Note 6. FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and accrued liabilities and loans from related parties. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values.

CAPITAL MINERAL INVESTORS, INC.

(A Nevada Corporation)

(An Exploration Stage Enterprise)

Notes to Financial Statements

September 30, 2005

(In U.S. Dollars)

(Unaudited)

Note 7. PENSION AND EMPLOYMENT LIABILITIES

The Company does not have liabilities as at September 30, 2005, for pension, post-employment benefits or post-retirement benefits. The Company does not have a pension plan.

Note 8. MINERAL PROPERTY EXPLORATION PROGRAM

The Company plans to perform an exploration property program on a mineral property, which is 100% owned by Rod Husband, a director of the Company, and is held in trust for the Company. The property comprises one mineral claim covering an area totaling five square kilometers in British Columbia, Canada.

The exploration program is to include reconnaissance mapping and prospecting, geophysics geochemical sampling, and some mechanical trenching where warranted. Further programs of more advanced exploration, including a diamond-drilling program would be contingent on favorable results of each preceding exploration phase. The first phase program has been budgeted at $34,000, of which $4,480 has been expended to September 30, 2005. The second phase program is estimated to cost a total of $105,000. Additional financing will be required for these programs.

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

We are a start-up, exploration-stage company, and have not yet generated or realized any revenues from our business operations. Our common stock was approved by NASD for trading on the OTC Bulletin Board on October 19, 2005. We are not a blank check company. We have no intentions of merging with any other companies or allowing ourselves to be acquired by another company, or to act as a blank check company as that term is defined under Rule 419 of Regulation C under the Rules of the Securities Act of 1933. We must raise cash in order to implement our plan and stay in business.

To meet our needs for cash we have raised $ 6,000 from our founders and $34,950 from our public offering filed with the Securities and Exchange Commission, which was effective September 26, 2003 (file number 333-105556). The public offering was completed on March 23, 2004. As we had not raised all of the money we needed from this offering, we had to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have obtained demand loans of $51,340.73 from Jerry Dibble and Phil Derry, our officers of which $25,000 has been repaid in the quarter ended June 30, 2005, to leave a balance owed by the Company of $26,340.73 at June 30, 2005 and September 30, 2005. On May 3, 2005, we raised $140,000 through a private placement by issuing 1,400,000 shares of the Common Stock of the Company at the price of $0.10 per Share. A Form 8-K was filed with the Securities and Exchange Commission on May 3, 2005.

With the newly raised funds, we will begin and complete Phase 1. Phase 1 will take approximately 2 months and cost $34,000 of which $4,480 has been expended to September 30, 2005. We would then start Phase 2 and complete Phase 2. Phase 2 would take approximately 3 months and would cost $105,000.

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

From Inception to September 30, 2005.

We acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Since inception, we have used our common stock to raise $6,000 from our founders and further raised $34,950 through our public offering. We have also obtained demand loans totaling $51,340.73 less repaid of $25,000 for net amount of $26,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness, which includes legal fees and auditing fees. We have raised a further $140,000 through a private placement and paid back $25,000 to one of our officers as partial repayment of the loans from him to the Company. Net cash provided by financing activities from inception to September 30, 2005 was $207,291, as a result of proceeds received from subscriptions of shares of the Company of $180,950 and $26,341 net advances from related parties.

Liquidity and Capital Resources

As of September 30, 2005, we have yet to generate any revenues from our business operations.

We issued 6,000,000 founders shares on March 4, 2003. This was accounted for as capital of $6,000. We further raised $34,950 in 2004 though public offering. Shares of the public offering have been issued. As of September 30, 2005, there has been no direct or indirect payment from the proceeds of our public offering to any directors, officers, person owning 10% or more of our shares or anyone else, any affiliates of the Company or others. Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses and our public offering, legal fees and accountant's auditing fees. The loans do not bear interest and have not been paid as of the date hereof. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of this offering they will accept payment from us when the Company is able to pay back the demand loans.

On May 3, 2005 we raised $140,000 through a private placement and we paid back $25,000 to Mr. Derry as partial repayment of his loan to the Company. As of September 30, 2005 the cash balance was $106,904 less accounts payable and accrued liabilities of $3,146, and loans from related parties of $26,341 for net working capital of $77,417.

As of September 30, 2005, our total assets are $109,399, and our total liabilities are $29,487.

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

Dated: November 17, 2005

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

(Signature) (Title) (Date)	/s/ "Jerry Dibble" Jerry Dibble President and Director (who also performs the function of principal chief executive officer) November 17, 2005

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

(Signature) (Title) (Date)	/s/ "Phil Derry" Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) November 17, 2005

Section 1350 Certifications

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Jerry Dibble, a Director and President, who also performs the function of principal chief executive officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

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

Section 1350 Certifications

CERTIFICATE OF CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Phil Derry, a Director and Secretary, who also performs the function of principal financial officer and principal accounting officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2005, filed with the Securities and Exchange Commission on the date hereof:

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