Form 10KSB/A
period 2004-12-31
CAPITAL MINERAL INVESTORS INC
filed 2005-12-23
CIK 1221678

AMENDMENT #1
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

Approved on Behalf of the Board:

"Jerry W. Dibble " (Signed)

"Phil Derry" (Signed)

See Accompanying Notes

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Income
(In U.S. Dollars)

	Period From Date of Inception on December 31, 2002 to December 31, 2004	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2003
Administration Expenses					
Audit fees	$ 5,863	$ (294)	$ 1,995	$ 2,428	$ 3,435
Bank service charges	75	--	20	20	55
Depreciation expense	1,960	150	477	1,483	477
Incorporation cost	1,015	--	--	--	1,015
Legal expenses	58,353	2,365	3,600	14,113	44,240
License and dues	525	225	200	325	200
Office expenses	1,106	464		719	387
Telephone and utilities	2,794	652	69	2,070	724
Transfer agent & filing fees	568	49	170	398	170
Travel and promotion	6,329	461	3,176	470	5,859
	78,588	4,072	9,707	22,026	56,562
Non operating expense					
Exploration costs - impairment	4,480	1,200	--	1,200	3,280
Net Loss for the period	$ (83,068)	$ (5,272)	$ (9,707)	$ (23,226)	$ (59,842)
Net loss per share					
Basic	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Diluted	$ (0.01)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
Weighted average number of common shares used to compute loss per share					
Basic	6,232,998	6,232,998	6,000,000	6,232,998	6,000,000
Diluted	6,232,998	6,232,998	6,000,000	6,232,998	6,000,000

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

See Accompanying Notes

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statement of Cash Flows
(In U.S. Dollars)

	Period From Date of Inception on December 31, 2002 to December 31, 2004	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2003
Cash Provided by (Used for) Operating Activities					
Net loss for the period	$ (83,068)	$ (5,272)	$ (9,707)	$ (23,226)	$ (59,842)
Items not requiring use of cash					
Depreciation expense	1,960	150	477	1,483	477
Exploration costs - impairment	4,480	1,200	--	1,200	3,280
Changes in non-cash working capital items					
Accounts payable	1,330	(2,227)	(16,152)	(5,918)	7,248
Prepaid expense and deposit	--	--	3,600	--	--
	(75,298)	(6,149)	(21,782)	(26,461)	(48,837)
Financing Activities					
Capital stock subscribed	40,950	--	--	34,950	6,000
Stock subscriptions receivable	--	3,640	--	--	--
Loans from related parties	51,341	--	--	--	51,341
	92,291	3,640	--	34,950	57,341
Investing Activities					
Mineral property - exploration costs	(4,480)	(1,200)	--	(1,200)	(3,280)
Fixed assets purchased	(4,390)	(450)	(2,732)	(988)	(3,402)
	(8,870)	(1,650)	(2,732)	(2,188)	(6,682)
Cash Increase (Decrease) During the period	8,123	(4,159)	(24,514)	6,301	1,822
Cash and cash equivalents, Beginning of the period	--	12,282	26,336	1,822	--
Cash and cash equivalents, End of the period	$ 8,123	$ 8,123	$ 1,822	$ 8,123	$ 1,822

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

Long-lived assets

The Company adopts SFAS144 "Accounting for the impairment or disposal of long-lived assets." The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its expected undiscounted cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Property, plant, and equipment

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

Mineral property acquisition costs and deferred exploration expenditures

a) Mineral properties consist of exploration and mining concessions, options and contracts. Acquisition and leasehold costs and exploration costs are capitalized and deferred until such time as the property is put into production or the properties are disposed of either through sale or abandonment. If put into production, the costs of acquisition and exploration will be depreciated over the life of the property, based on estimated economic reserves. Proceeds received from the sale of any interest in property will first be credited against the carrying value of the property, with any excess included in operation for the period. If a property is abandoned, the property and deferred exploration costs will be written off to operations.

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

Note 4. RELATED PARTY TRANSACTIONS

The amount of $51,341 as at December 31, 2004 represents loans from directors, officers, and shareholders of the Company, Messrs Jerry Dibble and Phil Derry. This amount is unsecured, non-interest bearing, and has no specific terms of repayment, and accordingly, is classified as a current liability.

Note 5. CAPITAL STOCK

a) Authorized: 75,000,000 common shares with a par value of $0.001 per share.

b) Issued and outstanding common shares as at December 31, 2004, are as follows:

(c) 349,497 shares were subscribed and sold at a price of $0.10 per share for proceeds of $34,950 for the period ended December 31, 2004.

(d) The transfer agent for the Company issued the abovementioned shares after December 31, 2004.

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

Note 9. MINERAL PROPERTY EXPLORATION PROGRAM (Cont'd)

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

Note 10. EXPLORATION COSTS - IMPAIRMENT

The deferred exploration costs incurred are capitalized and evaluated for impairment. There are no proved mineral reserves and no probable mineral reserves on the mineral property and therefore no value is attributable to the deferred exploration costs incurred and as a result the impairment is reported in the statements of income.

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

ITEM 8A.  CONTROLS AND PROCEDURES

Based on the most recent evaluation as of the end of the period covered by this Form 10-KSB, the Company's chief executive officer and chief financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14) are effective. There were not any changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting. The Company is presently unable to provide segregates of duties within the Company as a means of internal control. As a result, the Company is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Company.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:
Full Name and Resident Address	Age	Positions
Jerry Dibble 9217 Pavilion Place Mission, BC V2V 6X6	61	President and Director
Phil Derry Windy Edge, Gloster Hill Amble, Northumberland England NE 650HJ	57	Secretary/Treasurer/Director
Rod Husband, 16657 Rosewood Place Surrey, BC V4N 1W1	41	Director

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

Name and Address of Beneficial Owner	Number of Shares Outstanding	Percentage of Ownership
Jerry Dibble 9217 Pavilion Place Mission, BC V2V 6X6	3,002,000	47.3
Phil Derry Windy Edge, Gloster Hill Amble, Northumberland England NE 650HJ	3,002,000	47.3
Rod Husband 16657 Rosewood Place Surrey, BC V4N 1W1	nil	Nil
All Officers and Directors, as a Group (2 persons)	6,004,000	94.6

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

(6)   Not applicable.

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of December 2005.
CAPITAL MINERAL INVESTORS, INC. (Registrant) BY: /s/ Jerry Dibble Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Jerry Dibble Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal chief executive officer) 12/22/2005
/s/ Phil Derry Phil Derry Secretary and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer) 12/22/2005

Rule 13a-14(a)/15d-14(a)

CERTIFICATIONS

I, Jerry Dibble, certify that:

1. I have reviewed this annual report on Form 10-KSB of CAPITAL MINERAL INVESTORS, INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: December 22, 2005
By:	/s/ Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal chief executive officer)

I, Phil Derry, certify that:

1. I have reviewed this annual report on Form 10-KSB of CAPITAL MINERAL INVESTORS, INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: December 22, 2005
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