Form 10QSB/A
period 2005-03-31
CAPITAL MINERAL INVESTORS INC
filed 2005-12-23
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

AMENDMENT NO. 1 TO
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the three-month period ended March 31, 2005 has been reviewed by our independent accountants, Moen and Company, Chartered Accountants, registered with Public Company Accounting Oversight Board (USA)(PCAOB).

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

"Moen and Company"

("Signed")

Vancouver, British Columbia, Canada Chartered Accountants

December 22, 2005

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

Approved on Behalf of the Board:

"Jerry W. Dibble " (Signed)

"Phil Derry" (Signed)

Note 1: Going concern

Note 10: subsequent events

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Income
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to March 31 2005	Three Months Ended March 31 2005	Three Months Ended March 31 2004
Exploration Costs	$ 4,480	$	$
Administration Expenses			
Amortization expenses	2,112	152	127
Audit fees	7,163	1,300	1,000
Consulting fees	1,200	1,200	
Incorporation Cost	1,015		
Legal expenses	58,353		3,418
License and dues	525		100
Office expenses	1,475	294	20
Telephone and utilities	3,345	551	415
Transfer agent and filing fees	868	300	--
Travel and promotion	6,456	127	
	82,512	3,924	5,080
Net Loss for the Period	$ (86,992)	$ (3,924)	$ (5,080)
Net loss per share			
Basic	$ (0.01)	$ (0.00)	$ (0.00)
Diluted	$ (0.01)	$ (0.00)	$ (0.00)
Weighted average number of common shares used to compute loss per share			
Basic	6,232,988	6,232,988	6,000,000
Diluted	6,232,988	6,232,988	6,000,000

CAPITAL MINERAL INVESTORS, INC.
(A Nevada Corporation)
(An Exploration Stage Company)
Statements of Retained Earnings (Deficit)
(In U.S. Dollars)
(Unaudited)

	Period From Date of Inception on December 31, 2002 to March 31 2005	Three Months Ended March 31 2005	Three Months Ended March 31 2004
Retained Earnings (Deficit) Beginning of the period	$ --	$ (83,068)	$ (59,842)
Net Loss for the period	(86,992)	(3,924)	(5,080)
Retained Earnings (Deficit), End of the period	$ **(86,992)**	$ (86,992)	$ (64,922)

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

Dated: December 22, 2005

CAPITAL MINERAL INVESTORS, INC.
BY: /s/ Jerry Dibble Jerry Dibble President and Director (who also performs the function of principal chief executive officer)
BY: /s/ Phil Derry Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer)

Rule 13(a) - 14(a)/15(d) - 14(a) Certifications

I, Jerry Dibble, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL MINERAL INVESTORS, INC.;

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
Signature) (Title) (Date)	/s/ "Jerry Dibble" Jerry Dibble President and Director (who also performs the function of principal chief executive officer) December 22, 2005

I, Phil Derry, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CAPITAL MINERAL INVESTORS, INC.;

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

Signature) (Title) (Date)	/s/ "Phil Derry" Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer) December 22, 2005

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