Form 10KSB
period 2005-12-31
CAPITAL MINERAL INVESTORS INC
filed 2006-04-18
CIK 1221678

OMB APPROVAL
OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden hours per response....1646

FORM 10-KSB

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-105556

CAPITAL MINERAL INVESTORS, INC.

(Exact name of registrant as specified in its charter)
NEVADA (State or other jurisdiction of incorporation or organization)	25-1901892 (IRS Employer Identification No.)

CAPITAL MINERAL INVESTORS, INC.
9217 Pavilion Place
Mission, British Columbia, Canada
V2V 6X6
(Address of principal executive offices, including zip code)

(800) 986-4850
(Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:     Common Stock

Check whether the Issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. Yes ☒ No ❒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes ☒ No ❒

  Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No ❒

  Indicate by a check mark whether the registrant is a shall company (as defined in Rule 12b-2 of the Exchange Act) Yes ❒ No ☒

  The Issuer's revenue for its most recent fiscal year is zero.

  The aggregate market value of the voting common stock held by non-affiliates on March 20, 2006, computed at which the stock was sold, was $0, assuming solely for the purposes of this calculation that the directors and executive officers of the issuer are "affiliates", as there have been no bid quotations reported by the NASD since the stock started to be quoted for trading on the OTCBB on October 19, 2005.

  On March 20, 2006, there were 1,745,497 shares of common voting stock, $0.001 par value per share, held by non-affiliates.

  Issuers Involved in Bankruptcy Proceedings During the Past Five Years:

  Not Applicable.

  State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 20, 2006 - 7,749,497 shares of Common Stock

  Transitional Small Business Issuer Format (check one) Yes ❒ No ☒

  PART I

  ITEM 1.  DESCRIPTION OF BUSINESS

  General

  We were incorporated in the State of Nevada on December 31, 2002. We maintain our statutory registered agent's office at 3990 Warren Way, Reno, Nevada, USA, 89509 and our business office is located at 9217 Pavilion Place, Mission, BC, Canada, V2V 6X6. Our telephone number is (800) 986-4850. Our President donates our office rent-free. Therefore there is no monthly rental cost.

  Business of the Company

  In 2005, when our existing mining claim (the "Hart Claim"), located in British Columbia expired, we asked Ian Casidy, a geological technician for Maverick Investment Corp., a British Columbia company, to re-stake in the same area while adding a new claim. The re-staked property consists of two claims, the Hart 1 and the Kerry claim. Since the property covers most of the old Hart property and adds the Kerry claim, which is adjacent to the old Hart property, we call these claims, collectively, the Hart Property. The claims were re-staked on December 28, 2005 on MT Online, the British Columbia government's website for computer staking. The claims are owned by Ian Casidy and are held in trust for the Company.

  Location and Access

  The property consists of two mineral claims totaling 35 cells, comprising 728.7 hectares (1,800 acres). The property is located approximately 55 kilometres west-southwest of Kelowna, British Columbia and 15 kilometers west of the formerly producing Brenda copper-molybdenum mine. Road access to the property is available from Highway 97C (Coquihalla Connector) via the Sunset Main Forestry access roads. Access is also gained via the Kentucky-Alleyne Lakes turnoff from Highway 5A, 5 kilometers south of Aspen Grove, followed by 15 kilometers of gravel road traveling east to the Coquihalla Connector. The property is then reached by traveling another 13 kilometers southeast along the connector. The property is in the Similkameen Mining Division and is covered by NTS map sheets 092H089 and is centered on latitude 49° 52'30" and longitude 120° 18'30" west.

  Claim Status

  The following is a list of the claims:
Claim Name	Units (Hectares)	Units (Acres)	Tenure Number	Expiry Date
Hart 1	520.5 ha	1286.0	524465	December 28, 2006
Kerry	208.2 ha	514.0	524468	December 28, 2006

  In order to maintain the claims the holder must either record the exploration work carried out on that claim during the anniversary year or pay cash in lieu. During the first three years of a claim's existence, the cash in lieu amount is US$3.40 (CDN$4.00) per unit with an additional US$.34 (CDN$0.40) per unit recording fee; the cash in lieu amount increases to US$6.80 (Cdn$8.00) per unit after the third year. Work performed must equal or exceed the minimum specified value per unit; excess value of work in one year can be applied to cover work requirements on the claim for additional years. During the first three years, the Company must spend over US$2,475.00 (CDN$2,912.00) each year on exploration to keep the property in good standing. After the first three years the cost would be US$7,426.00 (CDN$8,736.00) per year.

  Permits are required by the government of British Columbia for mineral exploration activities that involve surface disturbance. As the initial recommended exploration activities for our mineral property involve little or no surface disturbance, permits are not required at this stage.

  Physiography, Climate and Infrastructure

  The Hart property is situated on the Okanagan Plateau of south-central British Columbia. The typical topography is gently rolling with rounded ridge tops and moderate to deeply incised stream valleys. The claims lie at an elevation ranging from 1350 metres (4450 feet) above sea level in the southeast comer of the property to a high of 1510 metres (4955 feet) in the west-central portion of the property. The forest vegetation on the property consists of mainly fir and spruce, which now has been logged in the extreme southern part of the property and east and northeast portion of the property.

  The climate is characterized by relatively low precipitation with temperatures ranging from -25oC in the winter months to + 30oC in the summer months. The summer months are generally dry with moderate rains while winter snow pack is generally two metres (6.5 feet). The property is accessible year round with prospecting limited to months of when there is no snow.

  The Hart property is accessed by Highway 97C (the Okanagan Connector) and a network of good gravel logging roads. The city of Kelowna lies 55 kilometres to the east and the town of Merritt, 38 kilometres to the west. Kelowna is the major service centre for the Okanagan Valley region with Merritt playing a major part in the Nicola Valley. Sufficient equipment, service supplies and exploration personnel can be obtained in a number of localities being Merritt, Kamloops, Kelowna and Penticton.

  Power is readily available from nearby transmission lines going to the former producing mine, Brenda Mines. Water in sufficient quantities for drilling is available from numerous streams and lakes.

  Property Geology and Mineralization

  Much of the property is covered by glacial drift. Outcrops are generally restricted to road cuts, ridge tops and stream gullies and are limited on the property.

  The property is underlain by volcanic and sedimentary volcanic and sedimentary rocks of the Nicola Group and by the Middle Jurassic granites and granodiorites of the Osprey Lake batholith. The contact between these units trend northeasterly across the property. Early Tertiary feldspar porphyry stocks and dykes of the Otter intrusions occur throughout the property. Mapping by Dawson and Ray show a north-northeast striking, west-northwest dipping succession of andesite flows and tuffs ofthe Peachland Creek formation and argillites of the Stemwinder Formation.

  The main types of alteration recognized in the granitic rocks throughout the property are propylitic, argillite, sericitic, potassium feldspar stable phyllite, phyllic, advanced argillic and silicic. Locally potassic alteration skamification and silicification are evident, but are relatively minor and do not appear to be related to mineralization.

  In 1991 Kingsvale Resources Inc. discovered the Annie Oakley showing in variably silicified andesite of the Upper Triassic Nicola Group, 1.2 kilometres northwest ofthe Middle Jurassic Osprey Lake batholith. The andesite is cut by a fault zone (Annie Oakley fault), striking 130o and dipping 20o south. This fault is possibly a splay off the Brew fault (see Brew, 092HNE275), 1.35 kilometres northwest. The zone is strongly clay altered and occasionally cut by thin quartz veins. Trace to 1 % fine-grained pyrite is present within the fault. A sample of chips from a 2 centimetre wide drusy quartz vein associated with a narrow clay shear, assayed 2.43 grams per tonne gold, 38.1 grams per tonne silver, 0.27 per cent copper and 1.71 per cent arsenic (Assessment Report 21922, page 9, table 2, sample W ART-R2). Two other samples of quartz vein material contained scattered grains and bands of galena and sphalerite, assayed 1.17 to 2.23 grams per tonne gold, 264.7 to 1046 grams per tonne silver, 0.15 to 0.53 per cent lead, 0.92 per cent zinc and 0.38 to 0.82 per cent arsenic (Assessment Report 21922). A bulk sample yielded 1.2 grams per tonne gold and 0.7 grams per tonne silver (Assessment Report 20994)

  A shear zone, 70 centimeters wide cuts coarse-grained phyllite altered granite ofthe Middle Jurassic Osprey Lake batholith near an andesite dyke. A pyretic quartz-calcite vein breccia is associated with the shear zone. A series of selected chips from the vein yielded 0.44 gram per tonne gold and 10.6 gram per tonne silver Assessment Report 21922).

  The Brew occurrence located to the north of the Annie Oakley showing and is also hosted in volcanics and minor sediments of the Upper Triassic Nicola Group. The volcanics consist primarily of andesite and fmegrained diorite. The contact between the two units is gradational suggesting the diorite may be a subvolcanic equivalent of the andesite. Minor tuffs, lapilli tuffs, agglomerates and feldspar porphyritic andesite are also present. The sediments consist of mudstone, siltstone, shale and rare carbonate, intercalated with the pyroclastic units.

  A major fault zone evident from the highway road cut; the Brew fault, striking 140o and dipping steeply southwest is exposed along the Coquihalla Highway for ~600 metres. The zone is approximately 40 metres wide and is somewhat gossanous and exhibits carbonate and clay alteration and sporadic silicification. Some quartz +/- calcite stringers and blebs are present but not common. Pyrite is ubiquitous along the entire disseminations of marcasite, pyrite and pyrrhotite. Samples of pyrite clay-altered sections have yielded up to 0.280 gram per tonne gold and 0.445 per cent arsenic (Assessment Report, 18041, page 8, samples 128665,44719). A sample from a zone of quartz stringers assayed 0.600 gram per tonne gold (sample 239716).

  The fault is traversed by several significant fault/shear zones striking 100" to 120o. One major cross fault the Mugwump fault is exposed west of the Brew fault, striking 100o and dipping 60o south. The zone has been traces on surface for 400 metres and is 30 to 40 centimetres wide. It is comprised of strongly gossanous clay and fault gouge containing 1 to 2 per cent pyrite. A sample of quartz vein material yielded 0.14 gram per tonne gold and 14.4 grams per tonne silver (Assessment Report 180411)

  Previous History

  The area of the Hart property has been explored for copper and molybdenum deposits during the late 1960's and early 1990's during the exploration and development of the Brenda Mine, which is 20 kilometres to the east of the Hart 1 property. Prospecting and reconnaissance sampling carried out by Fairfield Minerals Ltd., from 1986 to 1990 revealed gold mineralization hosted by quartz veins and or sulphide pods (Rowe, 1992). From 1990 to 1995, Fairfield conducted soil geochemistry, stream sediment sampling, prospecting and geological mapping in an extensive area that included the Hart property. Numerous elevated gold values were returned from these programs.

  Trenching during the 1994 field season at one of the showings near Brenda Lake to the east of the Hart property uncovered gold-quartz veins from which a 65 centimetre continuous chip sample assayed 48.0 grams per tonne (1.4 oz/ton) gold. Five short holes totaling 124 metres were diamond drilled at this showing in 1995 but no significant gold mineralization was encountered.

  2006 Field Work

  Ian Casidy, Geological Technician, carried out an exploration program in January 2006, including prospecting and a ground geophysical magnetometer survey. Approximately 65% of the Hart 1 claim was covered by the survey. It was intended to complete the ground magnetometer survey and carry out a VLF-EM survey, which had been planned but not completed due to adverse winter weather conditions in January 2006. The cost of the January 2006 program was $21,250.

  Exploration Program Recommendations

  Further exploration work will be undertaken on the Hart property to access it's potential to host high grade gold mineralization within the quartz (+sulphide) veins and/or shear zones. The magnetometer survey should be completed to cover the western/northwestern portion of the property, which was incomplete due to adverse winter weather conditions in January 2006. We will also cover the property with the planned but not undertaken VLF survey on the same chain and compass grid of the ground magnetometer survey. Only cursory exploration has been done on the Hart property, which given its close proximity to the Siwash high-grade gold deposit should be undertaken. The showings on the Hart property indicate a similar geological model; mineralization at the Siwash Gold deposit (Almaden Minerals Ltd.) is hosted in thin quartz-sulphide veins that crosscut altered volcanic rocks. A number of zones on the Almaden controlled property contain sections of parallel veining.

  The program of recommended exploration will be undertaken with the goal of creating targets to test by mechanical trenching and or drilling. Initial exploration activities (grid establishment, geological sampling, soil sampling, rock sampling, geophysical surveys and mechanical trenching where deemed appropriate) do not involve ground disturbance and will not require a work permit. Any follow-up large scale trenching and drilling will require permits and any applications for which should be submitted well in advance of the planned work program.

  The recommended exploration program will be an evaluation of the Annie Oakley showings and also perform a geophysical survey in conjunction with prospecting and geological mapping. The geophysical survey will cover the area not completed by ground magnetometer geophysical survey in the winter of 2006 as well as completing a VLF geophysical survey on grid lines established by the magnetometer survey. To date this kind of property scale information has not been done on this property. The primary target is a precious metal vein-type mineralization and a second target would be a porphyry style of copper-molybdenum mineralization similar to the Brenda Mine given the presence of altered intrusive rocks on the property.

  This recommended exploration program is expected to be completed in the summer of 2006 with a budget of $45,000. It will take approximately one month to complete.

  Competitive Factors

  The gold mining industry is fragmented. We compete with other exploration companies looking for gold. We are one of the smaller exploration companies in existence. While we compete with other exploration companies, there is no competition for the exploration or removal of mineral from out of our property. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

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

  The British Columbia government requires permits for mineral exploration activities that require surface disturbances.

  As the initial recommended exploration activities for the Hart property involve no surface disturbance, permits are not required at this stage.

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

  ITEM 2.  DESCRIPTION OF PROPERTIES

  The property of our mining claims is located 55 kilometers west-southwest of Kelowna, British Columbia and 15 kilometres west of the formerly producing Brenda copper-molybdenum mine.

  Our administrative office is located at 9217 Pavilion Place, Mission, BC, Canada, V2V 6X6. Our telephone number is (800) 986-4850. Our President donates our office rent-free and therefore there is no monthly rental for the office.

  ITEM 3.  LEGAL PROCEEDINGS

  We are not a party to any pending litigation and none is contemplated or threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to the shareholders during the fourth quarter of 2005.

  PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

  Our common stock was listed on the OTCBB for trading on October 19, 2005. There have been no bid quotations reported by the NASD since that time. As at February 28, 2006, we had 64 shareholders of record of our common stock.

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

  Pursuant to the registration statement form SB-2 (file number 333-105556) effective September 26, 2003, we carried out a public offering for the purchase of our common stock at the price of $0.10 per share to raise up to a total amount of $200,000. The public offering was self-underwritten by one of our officers. As of March 23, 2004, we received applications from 52 subscribers for the investment in the total amount of $34,950. The public offering was completed on March 23, 2004, which is 180 days from the date we commenced our offering. Share Certificates have been issued to the investors of this offering. Among the 52 subscribers, two were the Company's original shareholders who are our directors and officers. Each of them subscribed for 2,000 shares of our common stock at the offing price of $0.10 per share.

  On May 3, 2005 we completed a private placement by issuing 1,400,000 shares of common stock to 12 subscribers at an offering price of $0.10 per share, for a gross offering price of $140,000 in an offshore transaction relying on Rule 903 of Regulation S of the Securities Act of 1933.

  As of December 31, 2005, the proceeds of the $140,000 private placement raised by the Company were spent as follows:

Loan repayment	$25,000
Exploration expenses	25,500
Audit & legal fees	5,495
Office & related expenses	8,660
Balance in bank	$75,345
Total Proceeds Received

  We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future. There are no compensation plans under which our common stocks are authorized for issuance.

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

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

  Some discussion in this report may contain a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or word which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of December 31, 2005. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

  Our Company is engaged in exploration of our property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans.

  We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business.

  As at December 31, 2005, the Company had cash resources of $75,345. We believe the funds will not last for the next 12 months. We will borrow funds or conduct a private placement to obtain enough funds for the Company in the near future.

  Results of Operations

  Through Maverick Investment Corp., Ian Casidy was engaged to carry out exploration on the Hart Property in January 2006, and we paid $25,500 to Maverick Investment Corp. in November 2005 for the services of Ian Casidy.

  Since inception, we have used our common stock to raise money and we have also obtained demand loans totaling $51,340.73 from our officers and directors for property acquisition, for corporate expenses and to repay outstanding indebtedness, which include legal and auditing fees. Among the total loans of $51,340.73, $25,000 was repaid without interest on May 12, 2005. Net cash provided by financing activities from inception to December 31, 2005 was $207,291as the result of proceeds received from the founders of the Company, from the public offering completed in March 2004 and from the private placement completed in May 2005.

  In the past two years we have spent $26,700 on our property. This includes $1,200 for the claims renewal fee in 2004 and $25,500 for the cost of our exploration program to be carried out in January 2006.

  We have spent a total of $8,043 for legal fees for the year ended December 31, 2005, for the preparation and filing of the annual report, preparation and filing of the quarterly reports and for other legal advice and services.

  We have spent a total of $3,899 for audit/accounting fees, $1,305 and $2,594 for the quarterly reports for the 2005 year.

  For the year ended December 31, 2005, $3,930 was spent for office administration and general office costs.

  Liquidity and Capital Resources

  As of December 31, 2005, we have yet to generate any revenues from our business operations.

  We issued 6,000,000 founders shares on December 31, 2002. This was accounted for as capital of $6,000. On March 23, 2004, we completed a public offering pursuant to Form SB-2 prospectus by raising $34,950. Since our inception, Mr. Dibble and Mr. Derry advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses incurred prior to the completion of this offering. The loans do not bear interest. On May 3, 2005 we completed a private placement by issuing 1,400,000 shares of common stock for $140,000, of which $25,000 was repaid to Mr. Derry as partial repayment of his loan to the Company. The balance of the proceeds were used for payment of our costs for the exploration work of January 2006, legal and accounting fees and working capital.

  As of December 31, 2005, we had cash resources of $75,345. We had total liabilities of $42,583. This was primarily comprised of the $26,341 loan from the founders and $16,242 in accounts payable and accrued liabilities.

  Our Company is engaged in exploration of our property. Our Company's principal capital resources have been acquired through issuance of common stock and from shareholder loans. We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations. We must raise cash in order to implement our plan and stay in business. We will borrow funds or conduct a private placement to obtain enough funds for the Company in the near future. Our recommended exploration program is expected to be completed in the summer of 2006 with a budget of $45,000. It will take approximately one month to complete.

  ITEM 7.  FINANCIAL STATEMENTS

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

  "Moen and Company"
  Vancouver, British Columbia, Canada
  Chartered Accountants

  March 9, 2005

  "Independent Accountants and Auditors"

D A L E M A T H E S O N C A R R - H I L T O N L A B O N T E CHARTERED ACCOUNTANTS

  Partnership of:
  Robert   J. Burkart, Inc. James F. Carr-Hilton, Ltd.
  Alvin F. Dale, Ltd. Peter   J. Donaldson, Inc.
  Wilfred   A Jacobson, Inc. Reginald J. LaBonte, Ltd.
  Robert J. Matheson, Inc. Rakesh I. Patel, Inc.
  Fraser   G. Ross, Ltd. Brian A. Shaw, Inc.
  Anthony L. Soda, Inc.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Stockholders and Board of Directors of Capital Mineral Investors, Inc.

  We have audited the accompanying balance sheet of Capital Mineral Investors, Inc. (an exploration stage company) as of December 3 1, 2005 and the statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The prior year numbers were audited by other auditors. The other auditors' reports have been furnished to us, and our opinion, insofar as it relates to amounts included for such prior periods, is based solely on the reports of such other auditors.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, these financial statements present fairly, in all material respects, the financial position of Capital Mineral Investors, Inc. as of December 3 1,2005 and the results of its operations and its cash flows and the changes in stockholders' equity for the year then ended and for the period from December 3 1, 2002 (inception) through December 3 1, 2005 in accordance with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  DALE MATHESON CARR-HILTON LABONTE
  CHARTERED ACCOUNTANTS
  Vancouver, Canada
  April 14,2006

  Vancouver Suite 1500 - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 Fax: 604 689 2778 - Main Reception
  Suite 1700   - 1140 West Pender Street, Vancouver, B.C., Canada V6E 4G1, Tel: 604 687 4747 Fax: 604 687 4216

  CAPITAL MINERAL INVESTORS, INC.

  (An Exploration Stage Company)

  FINANCIAL STATEMENTS

  DECEMBER 31, 2005

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  BALANCE SHEETS

  STATEMENTS OF OPERATIONS

  STATEMENT OF STOCKHOLDERS' EQUITY

  STATEMENTS OF CASH FLOWS

  NOTES TO THE FINANCIAL STATEMENTS

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Balance Sheets
  (In US Dollars)
	December 31, 2005 $	December 31, 2004 $
ASSETS
Current Assets
Cash and cash equivalents	75,345	8,123
Prepaid expenses	21,250	-
Total Current Assets	96,595	8,123

Equipment (Note 2)	4,342	2,430

Total Assets	100,937	10,553

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	16,242	1,330
Notes payable (Note 4)	26,341	51,341
Total Current Liabilities	42,583	52,671

Going concern contingency (Note 1)

Stockholders' Equity (Deficit)
Common Stock , $0.001 par value; 75,000,000 shares
Authorized, 7,749,497 (6,349,497 - 2004)
Stock issued and outstanding	7,750	6,350
Additional paid in capital	173,200	34,600
Deficit, accumulated during exploration stage	(122,596)	(83,068)

Total Stockholders' Equity (Deficit)	58,354	(42,118)

Total Liabilities and Stockholders' Equity	100,937	10,553

  The accompanying notes are an integral part of these financial statements

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Statements of Operations
  (In U.S. Dollars)
	Cumulative results of operations Dec. 31, 2002 (inception) to Dec. 31, 2005 $	Year Ended Dec. 31, 2005 $	Year Ended Dec. 31, 2004 $

Expenses
Accounting and audit fees	17,270	11,407	5,863
Consulting fees	1,200	1,200	-
Depreciation expense	2,527	567	1,960
Incorporation costs	1,015	-	1,015
Legal fees	71,985	13,632	58,353
Licences, and dues	932	407	525
Mineral property costs (Note 3)	8,730	4,250	4,480
Office expenses	3,165	1,984	1,181
Telephone and utilities	4,665	1,871	2,794
Transfer and filing fees	2,241	1,673	568
Travel and promotion	8,866	2,537	6,329
	122,596	39,528	83,068

Net Loss	($122,596)	($39,528)	($83,068 )
Basic net loss per share		($0.01)	($0.01)

Weighted average number of common shares outstanding		7,243,196	6,232,998

  The accompanying notes are an integral part of these financial statements

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Statement of Stockholders' Equity
  For the Period from Date of Inception on December 31, 2002 to December 31, 2005
  (In U.S. Dollars)
	Common Stock
	Number of Shares	Amount $	Additional Paid-In Capital $	Deficit Accumulated During the Exploration Stage $	Total $
Issuance for cash at $0.001 per share	6,000,000	6,000	-	-	6,000
Net loss for the year	-	-	-	(59,842)	(59,842)

Balance December 31, 2003	6,000,000	6,000	-	(59,842)	(53,842)

Issuance for cash at $0.10 per share	349,497	350	34,600	-	34,950
Net loss for the year	-	-	-	(23,226)	(23,226)

Balance December 31, 2004	6,349,497	6,350	34,600	(83,068)	(42,118)

Issuance for cash at $0.10 per share	1,400,000	1,400	138,600	-	140,000
Net loss for the year	-	-	-	(39,528)	(39,528)

Balance December 31, 2005	7,749,497	7,750	173,200	(122,596)	58,354

  The accompanying notes are an integral part of these financial statements

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Statements of Cash Flows
  (In U.S. Dollars)
	Cumulative results of operations Dec. 31, 2002 (inception) to Dec. 31, 2005 $	Year Ended Dec 31, 2005 $	Year Ended Dec 31, 2004 $
Operating Activities
Net loss	(122,596)	(39,528)	$ (83,068)
Items not representing an outlay of cash:
Depreciation Expense	2,527	567	1,960

Changes in operating assets and liabilities:
Prepaid expenses	(21,250)	(21,250)	-
Accounts payable and accrued liabilities	16,242	14,912	1,330
	(125,077)	(45,299)	(79,778)
Financing Activities
Notes payable	26,341	(25,000)	51,341
Common stock subscribed	180,950	140,000	40,950
	207,291	115,000	92,291
Investing Activities
Equipment purchases	(6,869)	(2,479)	(4,390)

Net Increase in Cash	75,345	67,222	8,123
Cash and equivalents, beginning of year	-	8,123	-
Cash and cash equivalents, end of year	$ 75,345	$75,345	$8,123
Supplementary disclosure
Interest paid	-	-	-
Income taxes paid	-	-	-

  The accompanying notes are an integral part of these financial statements

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  At December 31, 2005
  (In U.S. Dollars)

  Note 1. ORGANIZATION AND NATURE OF BUSINESS

  (a) The Company was incorporated on December 31, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is December 31, 2002. The fiscal year end of the Company is December 31.

  The Company has been in the exploration stage since its inception date and has not yet realized any revenues from its operation.

  (b) Going Concern

  These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $122,596 as at December 31, 2005 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future exploration activities and operations and ultimately to attain profitable operations. However, there are inherent uncertainties in mineral exploration and management cannot provide assurances that it will be successful in this endeavour.

  The Company will depend almost exclusively on outside capital to fund exploration, development and administrative activities. Such outside capital will include proceeds from the issuance of equity securities. There can be no assurance that capital will be available as necessary to meet these requirements or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

  Given the Company's limited operating history, lack of revenue, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability.

  Basis of Presentation

  The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

  Exploration Stage Company

  Capital Mineral Investors, Inc. is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

  Use of estimates and assumptions

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

  Cash and cash equivalents

  Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturity at the date of purchase of three months or less.

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  At December 31, 2005
  (In U.S. Dollars)

  Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Income Taxes

  The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109 "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

  Basic and diluted loss per common share

  As required by SFAS No. 128, Earnings per Share, basic loss per share is computed by dividing the loss for the period by the weighted average number of common stocks outstanding for the period. Diluted loss per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. The presentation is only of basic loss per share as the effect of potential dilution of securities has no impact on the current period's basic loss per share.

  Fair value of financial instruments

  In accordance with the requirements of SFAS No.107, "Disclosures about Fair Value of Financial Instruments", the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, accounts payable and note payables, approximate carrying value due to the short-term maturity of the instruments.

  Concentration of credit risk

  Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

  Long-lived assets

  The Company has adopted SFAS No. 144 "Accounting for the impairment or disposal of long-lived assets." The Company recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its expected undiscounted cash flows and measures an impairment loss as the difference between the carrying amount and fair value of the asset.

  Equipment

  Equipment is stated at cost less accumulated depreciation. Depreciation is based on the declining balance basis at the following rates:

  Computer - 30% per annum

  Office equipment - 20% per annum

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  At December 31, 2005
  (In U.S. Dollars)

  Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  As at December 31, fixed assets and accumulated depreciation are as follows:

December 31, 2005	Cost	Accumulated Depreciation	Net Book Value
Office equipment	$1,658	$561	$1,097
Computer	5,211	1,966	3,245
	$6,869	$2,527	$4,342

December 31, 2004	Cost	Accumulated Depreciation	Net Book Value
Office equipment	$1,658	$429	$1,229
Computer	2,732	1,531	1,201

  Foreign currency translation

  The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

  Stock-based Compensation

  In December 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No.123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information.

  The Company has elected to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company will apply the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense for employees is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period. To December 31, 2005, the Company has not granted any stock options.

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  At December 31, 2005
  (In U.S. Dollars)

  Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Stock-based Compensation (Cont'd)

  The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18

  The Company has also adopted the provisions of the FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25 ("FIN 44"), which provides guidance as to certain applications of APB 25. FIN 44 is generally effective July 1, 2000 with the exception of certain events occurring after December 15, 1998.

  Mineral interests

  Mineral property acquisition costs are capitalized when incurred. In accordance with Emerging Task Force Issue 04-02, such costs are classified as tangible assets and are evaluated for impairment and written down as required.

  Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at December 31, 2005, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

  Environmental Costs

  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

  Recent accounting pronouncements

  In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment", which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. A key provision of this statement is the requirement of a public entity to measure the cost of employee services received in exchange for an award of equity instruments (including stock options) based on the grant date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (i.e., the requisite service period or vesting period). This standard becomes effective for the Company for the interim period beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations.

  In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107, "Share based payment", to give guidance on the implementation of SFAS 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  At December 31, 2005
  (In U.S. Dollars)

  Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Recent accounting pronouncements (Continued)

  In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred - generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

  In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

  In July 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, non-financial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. The Company will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

  In November 2005, the FASB issued Staff Position ("FSP") FAS115-1/124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. Management does not believe the adoption of this FSP will have a material impact on the Company's future reported financial position or results of operations.

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  At December 31, 2005
  (In U.S. Dollars)

  Note 3. MINERAL CLAIM

  The Company is the beneficial owner of a 100% interest in two mineral claims in the Similkameen Mining Division located southwest of Kelowna, British Columbia, Canada. In order to maintain the claims the holder must either perform exploration work on the claim during the anniversary year or pay cash in lieu of such work. During the first three years of a claim's existence, the cash in lieu amount is US$3.40 (CDN$4.00) per unit with an additional US$0.34 (CDN$0.40) per unit as a recording fee. The cash in lieu amount increases to US$6.80 (CDN$8) per unit after the third year. Work performed must equal or exceed the minimum specified value per unit; and excess value of work in one year can be applied to cover work requirements on the claim for additional years. During the first three years, the Company must spend over US$2,475 (CDN$2,912) each year on exploration to keep the property in good standing. After the first three years the cost would be US$7,426 (CDN$8,736) per year.

  Note 4. NOTES PAYABLE

  Notes payable are due to certain of the Company's directors and officers. These notes are unsecured, non-interest bearing, and have no specific terms of repayment.

  Note 5. CAPITAL STOCK

  75,000,000 common shares with a par value of $0.001 per share.

  On May 12, 2005, 1,400,000 shares were issued at a price of $0.10 per share for cash proceeds of $140,000.

  On April 30, 2004, 349,497 shares were issued at a price of $0.10 per share for cash proceeds of $34,950.

  Note 6. INCOME TAXES

  The Company has net operating loss carry forwards for income tax purposes amounting to approximately $122,000 ($83,000 - 2004) which may be available to reduce future years' taxable income. These carry forwards will expire, it not utilized by 2025. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

  Note 7. SUBSEQUENT EVENTS

  (a) On March 1, 2006 the Company received $25,000 as subscription proceeds for a private placement which has not yet been closed.

  (b) On February 22, 2006, the Company paid $12,500 to stake 26 claims in Guercheville, Quebec.

  Note 8. CONTINGENCIES

  The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations of Canada. Due to the diversity of these regulations, compliance at all times cannot be assured.

  Note 9. RELATED PARTY TRANSACTIONS

  The Company has received loans from directors and officers disclosed as notes payable in the balance sheet. These notes are non-interest bearing and have no fixed terms of repayment.

  Note 10. COMPARATIVE FIGURES

  The prior year comparative figures have been reclassified to conform with the current year's presentation.

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

  The names, addresses, ages and positions of our present officers and directors are set forth below:
Full Name and Resident Address	Age	Positions
Jerry Dibble 9217 Pavilion Place Mission, BC V2V 6X6	62	President and Director
Phil Derry Windy Edge, Gloster Hill Amble, Northumberland England NE 650HJ	58	Secretary/Treasurer/Director
Rod Husband, 16657 Rosewood Place Surrey, BC V4N 1W1	42	Director

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

  Conflicts of Interest

  We believe that Mr. Rod Husband will be subject to conflicts of interest. The conflicts of interest arise from Mr. Husband's relationships with other mining corporations. In the future, Mr. Husband will continue to be involved in the mining business for other entities and their involvement could create a conflict of interest. At the present time, we do not foresee a direct conflict of interest because we do not intend to acquire any additional mining properties. The only conflict that we foresee is Mr. Husband's devotion of time to mining projects that do not involve us.

  Specifically, Mr. Husband is a director of Majestic Gold Corp., Ballad Ventures Inc. and Kinvara Ventures Inc., all of which are engaged in the mining business.

  Involvement in Certain Legal Proceedings

  To our knowledge, during the past five years, our officer and directors have: (1) not filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) were convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) were the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) were found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) were found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

  Audit Committee and Audit Committee Financial Expert

  At present we do not have a separately designated standing audit committee. The entire board of directors is acting as our Company's Audit Committee, as specified in section 3(a)(58)(b) of the Exchange Act. The board of directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Our Company is, at present, a start-up company and has realized limited revenue from our business operations. However, we are seeking to locate a financial expert for our Audit Committee.

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
  9217 Pavilion Place
  Mission, BC
  Canada V2V 6X6

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

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Security Ownership of Certain Beneficial Owners

  The following table sets forth, as of February 28, 2006, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

  The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of their direct and indirect stock holdings. Messrs Dibble and Derry are the only promoters of our company.
Name and Address of Beneficial Owner	Number of Shares Outstanding	Percentage of Ownership
Jerry Dibble 9217 Pavilion Place Mission, BC V2V 6X6	3,002,000	38.74%
Phil Derry Windy Edge, Gloster Hill Amble, Northumberland England NE 650HJ	3,002,000	38.74%
Rod Husband 16657 Rosewood Place Surrey, BC V4N 1W1	nil	Nil
All Officers and Directors, as a Group (3 persons)	6,004,000	77.48%

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

  Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses incurred prior to the completion of the public offering. The loans do not bear interest and $25,000 has been repaid as of the date hereof.

  ITEM 13. EXHIBITS

  Exhibits

  The following Exhibits are incorporated herein or by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-10556 on May 23, 2003. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:
Exhibit No.	Document Description
3.1*	Articles of Association
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Jerry Dibble for $8,483.50
4.3	Promissory Note to Phil Derry for $17,857.23
10.1	Hart 1 and Kerry Claims Letter of Trust
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications

  * Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on May 23, 2003.

  ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

  (1)   Audit Fee.

  The aggregate fees billed by our previous accountant, Moen and Company, for services rendered for auditing and reviewing our financial statements for the 2003 and 2004 fiscal years are $3,435 and $2,428, respectively. The aggregate fees for preparing and reviewing our quarterly reports for 2005 is $3,899. Our current accountant, Dale Matheson Carr-Hilton Labonte, rendered its services for auditing our financial statements for the 2005 fiscal year for $7,500.

  (2)   Audit Related Fees.

  There have been no audit related fees billed by our accountants from the inception of our Company to our fiscal year end of December 31, 2004, and from January 1, 2005 to our fiscal year end of December 31, 2005.

  (3)   Tax Fees.

  There have been no tax fees billed by our accountants from the inception of our Company to our fiscal year end of December 31, 2004, and from January 1, 2005 to our fiscal year end of December 31, 2005.

  (4)   All Other Fees.

  There have been no other fees billed by our accountants from the inception of our Company to our fiscal year end of December 31, 2004, and from January 1, 2005 to our fiscal year end of December 31, 2005.

  (5)   It is the policy of our board of directors that before the accountant is engaged to render audit or non-audit services, the engagement is approved by the Board of Directors that is at present acting as the Audit Committee.

  (6)   Not applicable.

  In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of April 2006.
CAPITAL MINERAL INVESTORS, INC. (Registrant) BY: /s/ Jerry Dibble Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal Chief Executive Officer)

  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Jerry Dibble Jerry Dibble President and a member of the Board of Directors (who also performs the function of Principal Chief Executive Officer) April 17, 2006
/s/ Phil Derry Phil Derry Secretary and a member of the Board of Directors (who also performs the function of Principal Financial Officer and Principal Accounting Officer) April 17, 2006

  Rule 13a-14(a)/15d-14(a)

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

  Date: April 17, 2006
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

  Date: April 17, 2006
By:	/s/ Phil Derry Phil Derry Secretary and a member of the Board of Directors (who also performs the function of Principal Financial Officer and Principal Accounting Officer)

  Section 1350 Certifications

  CERTIFICATE OF CHIEF EXECUTIVE OFFICER

  Pursuant to 18 U.S.C. Section 1350

  As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       I, Jerry Dibble, a Director and President, who also performs the function of principal chief executive officer of Capital Mineral Investors, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2005, filed with the Securities and Exchange Commission on the date hereof:

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

  Section 1350 Certifications

  CERTIFICATE OF CHIEF FINANCIAL OFFICER

  Pursuant to 18 U.S.C. Section 1350

  As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       I, Phil Derry, a Director and Secretary, who also performs the function of principal financial officer of Capital Mineral Investors, Inc., certify that the Annual Report on Form 10-KSB (the "Report") for the year ended December 31, 2005, filed with the Securities and Exchange Commission on the date hereof:

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