Form 10KSB/A
period 2005-12-31
CAPITAL MINERAL INVESTORS INC
filed 2006-04-25
CIK 1221678

OMB APPROVAL
OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden hours per response....1646
FORM 10-KSB
Amendment No. 1

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

(604) 826-5520
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

  Yes ☒ No ❒

  Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No ❒

  Indicate by a check mark whether the registrant is a shall company (as defined in Rule 12b-2 of the Exchange Act)Yes ❒ No ☒

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

  Explanatory Note

  This Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 is being filed solely for the purpose of including Exhibits 31 and 32 to comply with certifications pursuant to Rule 13a-14(a) of the Exchange Act and 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  PART I

  ITEM 1.  DESCRIPTION OF BUSINESS

  General

  We were incorporated in the State of Nevada on December 31, 2002. We maintain our statutory registered agent's office at 3990 Warren Way, Reno, Nevada, USA, 89509 and our business office is located at 9217 Pavilion Place, Mission, BC, Canada, V2V 6X6. Our telephone number is (604) 826-5520. Our President donates our office rent-free. Therefore there is no monthly rental cost.

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

  PART II

  ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

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

  ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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
  The accompanying notes are an integral part of these financial statements

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  At December 31, 2005
  (In U.S. Dollars)

  Note 1.ORGANIZATION AND NATURE OF BUSINESS

  (a)The Company was incorporated on December 31, 2002 under the Company Act of the State of Nevada, U.S.A., to pursue mineral exploration. The inception date is December 31, 2002. The fiscal year end of the Company is December 31.

  The Company has been in the exploration stage since its inception date and has not yet realized any revenues from its operation.

  (b)Going Concern

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

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  At December 31, 2005
  (In U.S. Dollars)

  Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Computer-30% per annum

  Office equipment-20% per annum

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  At December 31, 2005
  (In U.S. Dollars)

  Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  At December 31, 2005
  (In U.S. Dollars)

  Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  At December 31, 2005
  (In U.S. Dollars)

  Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  Note 3.MINERAL CLAIM

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

  Note 4.NOTES PAYABLE

  Notes payable are due to certain of the Company's directors and officers. These notes are unsecured, non-interest bearing, and have no specific terms of repayment.

  Note 5.CAPITAL STOCK

  75,000,000 common shares with a par value of $0.001 per share.

  On May 12, 2005, 1,400,000 shares were issued at a price of $0.10 per share for cash proceeds of $140,000.

  On April 30, 2004, 349,497 shares were issued at a price of $0.10 per share for cash proceeds of $34,950.

  Note 6.INCOME TAXES

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

  Note 7.SUBSEQUENT EVENTS

  (a)On March 1, 2006 the Company received $25,000 as subscription proceeds for a private placement which has not yet been closed.

  (b)On February 22, 2006, the Company paid $12,500 to stake 26 claims in Guercheville, Quebec.

  Note 8.CONTINGENCIES

  The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations of Canada. Due to the diversity of these regulations, compliance at all times cannot be assured.

  Note 9.RELATED PARTY TRANSACTIONS

  The Company has received loans from directors and officers disclosed as notes payable in the balance sheet. These notes are non-interest bearing and have no fixed terms of repayment.

  Note 10.COMPARATIVE FIGURES

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

  PART III

  ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE COMPANY

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

  ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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
  *Incorporated by reference to same exhibit filed with the Company's Form SB-2 Registration Statement on May 23, 2003.

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

  (6)   Not applicable.

  In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of April 2006.

CAPITAL MINERAL INVESTORS, INC. (Registrant) BY: /s/ Jerry Dibble Jerry Dibble President and a member of the Board of Directors (who also performs the function of principal Chief Executive Officer)
  In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry Dibble Jerry Dibble President and a member of the Board of Directors (who also performs the function of Principal Chief Executive Officer) April 24, 2006
/s/ Phil Derry Phil Derry Secretary and a member of the Board of Directors (who also performs the function of Principal Financial Officer and Principal Accounting Officer) April 24, 2006