Form 10QSB
period 2006-03-31
CAPITAL MINERAL INVESTORS INC
filed 2006-05-12
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2006

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒ ..

Indicate by a check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ❒ No ☒ ..

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                                                  Yes ❒ No ❒ ..

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of March 31, 2006: 7,749,497 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the three-month period ended March 31, 2006 has been prepared by management.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

UNAUDITED INTERIM FINANCIAL STATEMENTS

March 31, 2006

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Balance Sheets
(In US Dollars)
	March 31, 2006 (Unaudited) $	December 31, 2005 $
ASSETS
Current Assets
Cash and cash equivalents	49,987	75,345
Prepaid expenses and deposit	37,500	21,250
Total Current Assets	87,487	96,595

Equipment (Note 2)	4,044	4,342
Total Assets	91,531	100,937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	17,841	16,242
Notes payable (Note 4)	26,341	26,341
Private placement subscription proceeds	25,000	-
Total Current Liabilities	69,182	42,583

Going concern contingency (Note 1)

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value; 75,000,000 shares
Authorized, 7,749,497 (7,749,497 - December 31, 2005)
Stock issued and outstanding	7,750	7,750
Additional paid in capital	173,200	173,200
Deficit, accumulated during exploration stage	(158,601)	(122,596)

Total Stockholders' Equity (Deficit)	22,349	58,354

Total Liabilities and Stockholders' Equity	91,531	100,937

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Interim Statements of Operations
(In U.S. Dollars)
	Cumulative results of operations December 31, 2002 (inception) to March 31, 2006 $	Three Months Ended March 31, 2006 $	Three Months Ended March 31, 2005 $
Expenses
Accounting and audit fees	19,511	2,241	1,300
Consulting fees	1,200	-	1,200
Depreciation expense	2,825	298	152
Incorporation costs	1,015	-	-
Legal fees	78,045	6,060	-
Licences and dues	932	-	-
Mineral property costs (Note 3)	29,980	21,250	-
Office expenses	3,373	208	294
Telephone and utilities	5,341	676	551
Transfer and filing fees	3,458	1,217	300
Travel and promotion	12,921	4,055	127
	158,601	36,005	3,924

Net Loss	($158,601)	($36,005)	($3,924)
Basic net loss per share		($0.00)	($0.00)

Weighted average number of common shares outstanding		7,749,497	6,232,998

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Interim Statement of Stockholders' Equity
For the Period from Date of Inception on December 31, 2002 to March 31, 2006
(In U.S. Dollars)
	Common Stock
	Number of Shares	Amount $	Additional Paid-In Capital $	Deficit Accumulated During the Exploration Stage $	Total $
Issuance for cash at $0.001 per share	6,000,000	6,000	-	-	6,000
Net loss for the year	-	-	-	(59,842)	(59,842)

Balance December 31, 2003	6,000,000	6,000	-	(59,842)	(53,842)

Issuance for cash at $0.10 per share	349,497	350	34,600	-	34,950
Net loss for the year	-	-	-	(23,226)	(23,226)

Balance December 31, 2004	6,349,497	6,350	34,600	(83,068)	(42,118)

Issuance for cash at $0.10 per share	1,400,000	1,400	138,600	-	140,000
Net loss for the year	-	-	-	(39,528)	(39,528)

Balance December 31, 2005	7,749,497	7,750	173,200	(122,596)	58,354

Net loss for the period				(36,005)	(36,005)

Balance March 31, 2006	7,749,497	7,750	173,200	(158,601)	22,349

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(In U.S. Dollars)
	Cumulative results of operations Dec. 31, 2002 (inception) to March 31, 2006 $	Three Months Ended March 31, 2006 $	Three Months Ended March 31, 2005 $

Operating Activities

Net loss	(158,601)	(36,005)	$ (3,924)
Items not representing an outlay of cash:
Depreciation Expense	2,825	298	152

Changes in operating assets and liabilities:
Prepaid expenses and deposit	(37,500)	(16,250)
Accounts payable and accrued liabilities	17,841	1,599	1,300
	(175,435)	(50,358)	(2,472)
Financing Activities
Notes payable	26,341	-	-
Private placement subscription proceeds	25,000	25,000	-
Common stock subscribed	180,950	-	-
	232,291	25,000	-
Investing Activities
Equipment purchases	(6,869)	-	(119)

Net Increase in Cash	49,987	(25,358)	(2,591)
Cash and equivalents, beginning of period	-	75,345	8,123
Cash and cash equivalents, end of year	$49,987	$49,987	$5,532
Supplementary disclosure
Interest paid	-
-

-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
At March 31, 2006
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

(b) Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $158,601 as at March 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future exploration activities and operations and ultimately to attain profitable operations. However, there are inherent uncertainties in mineral exploration and management cannot provide assurances that it will be successful in this endeavour.

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

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
At March 31, 2006
(In U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
At March 31, 2006
(In U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is based on the declining balance basis at the following rates:

Computer - 30% per annum

Office equipment - 20% per annum

As at March 31, 2006, fixed assets and accumulated depreciation are as follows:

March 31, 2006	Cost	Accumulated Depreciation	Net Book Value
Office equipment	$1,658	$616	$1,042
Computer	5,211	2,209	3,002
	$6,869	$2,825	$4,044

December 31, 2005	Cost	Accumulated Depreciation	Net Book Value
Office equipment	$1,658	$561	$1,097
Computer	5,211	1,966	3,245
	$6,869	$2,527	$4,342

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

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

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
At March 31, 2006
(In U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at March 31, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

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

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
At March 31, 2006
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

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47, "Accounting for Conditional Asset Retirement Obligations". Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred-generally upon acquisition, construction, or development and/or through the normal operation of the asset. The Company has adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on the 2005 financial statements, and management does not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
At March 31, 2006
(In U.S. Dollars)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent accounting pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

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

On March 1, 2006, $25,000 was received as payment of Private Placement yet to be closed.

Note 6. INCOME TAXES

The Company has net operating loss carry forwards for income tax purposes amounting to approximately $183,000 ($122,000 - December 31, 2005), which may be available to reduce future years' taxable income. These carry forwards will expire, it not utilized by 2025. Management believes that the realization of the benefits from these losses appears uncertain due to the Company's limited operating history and continuing losses. Accordingly, a fully deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
At March 31, 2006
(In U.S. Dollars)

Note 7. CONTINGENCIES

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations of Canada. Due to the diversity of these regulations, compliance at all times cannot be assured.

Note 8. RELATED PARTY TRANSACTIONS

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

To meet our needs for cash we raised $6,000 from our founders and $34,950 from our public offering filed with the Securities and Exchange Commission, which was effective September 26, 2003 (file number 333-105556). The public offering was completed on March 23, 2004. As we had not raised all of the money we needed from this offering, we had to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have obtained demand loans of $51,340.73 from Jerry Dibble and Phil Derry, our officers, of which $25,000 was repaid in the quarter ended June 30, 2005. On May 3, 2005, we raised $140,000 through a private placement by issuing 1,400,000 shares of the Common Stock of the Company at the price of $0.10 per Share. A Form 8-K was filed with the Securities and Exchange Commission on May 3, 2005.

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

Ian Casidy, Geological Technician, carried out an exploration program in January 2006, including prospecting and a ground geophysical magnetometer survey. Approximately 65% of the Hart 1 claim was covered by the survey. It was intended to complete the ground magnetometer survey and carry out a VLF-EM survey, which had been planned but not completed due to adverse winter weather conditions in January 2006. The cost of the January 2006 program was $25,500.

Further exploration work will be undertaken on the Hart property to access its potential to host high grade gold mineralization within the quartz (+sulphide) veins and/or shear zones. The magnetometer survey should be completed to cover the western/northwestern portion of the property, which was incomplete due to adverse winter weather conditions in January 2006. We will also cover the property with the planned but not undertaken VLF survey on the same chain and compass grid of the ground magnetometer survey. Only cursory exploration has been done on the Hart property, which given its close proximity to the Siwash high-grade gold deposit should be undertaken. The showings on the Hart property indicate a similar geological model; mineralization at the Siwash Gold deposit (Almaden Minerals Ltd.) is hosted in thin quartz-sulphide veins that crosscut altered volcanic rocks. A number of zones on the Almaden controlled property contain sections of parallel veining.

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

From Inception to March 31, 2006.

We acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

Since inception, we have used our common stock to raise $6,000 from our founders and further raised $34,950 through our public offering. We have also obtained demand loans totaling $51,340.73 less repaid of $25,000 for net amount of $26,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness, which includes legal fees and auditing fees. We have raised a further $140,000 through a private placement and paid back $25,000 to one of our officers as partial repayment of the loans from him to the Company. Net cash provided by financing activities from inception to March 31, 2006 was $207,291, as a result of proceeds received from subscriptions of shares of the Company of $180,950 and $26,341 net advances from related parties.

Liquidity and Capital Resources

As of March 31, 2006, we have yet to generate any revenues from our business operations.

We issued 6,000,000 founders shares on March 4, 2003. This was accounted for as capital of $6,000. We further raised $34,950 in 2004 though public offering. Shares of the public offering have been issued. As of March 31, 2006, there has been no direct or indirect payment from the proceeds of our public offering to any directors, officers, person owning 10% or more of our shares or anyone else, any affiliates of the Company or others. Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses and our public offering, legal fees and accountant's auditing fees. The loans do not bear interest and have not been paid as of the date hereof. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of this offering they will accept payment from us when the Company is able to pay back the demand loans.

On May 3, 2005 we raised $140,000 through a private placement and we paid back $25,000 to Mr. Derry as partial repayment of his loan to the Company. As of March 31, 2006 we had cash of $49,987 , accounts payable and accrued liabilities of $17,841, and loans from related parties of $26,341. As of March 31, 2006 we had net working capital of $18,305.

As of March 31, 2006, our total assets are $91,531, and our total liabilities are $69,182.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Jerry Dibble for $8,483.50
4.3**	Promissory Note to Phil Derry for $17,857.23
10.1**	Hart 1 and Kerry Claims Letter of Trust
10.3*	Deed
31.1***	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1***	Section 1350 Certifications
*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated May 23, 2003, and incorporated herein by this reference.
**Filed as an Exhibit to the Company's 10-KSB, dated April 24, 2006, and incorporated herein by this reference.
***Contained within this 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2006

CAPITAL MINERAL INVESTORS, INC.
BY: /s/ "Jerry Dibble" Jerry Dibble President and Director (who also performs the function of principal chief executive officer)
BY: /s/ "Phil Derry" Phil Derry Secretary and Director (who also performs the function of principal financial officer and principal accounting officer)

Rule 13(a) - 14(a)/15(d) - 14(a) Certifications

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

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Jerry Dibble" Jerry Dibble President and Director (who also performs the function of principal chief executive officer) May 12, 2006

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

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(Signature) (Title) (Date)	/s/ "Phil Derry" Phil Derry Secretary and Director (who also performs the function of Principal Financial Officer and Principal Accounting Officer) May 12, 2006

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
By:	/s/ "Jerry Dibble" Jerry Dibble President and a member of the Board of Directors (who also performs the function of Principal Executive Officer)

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
By:	/s/ "Phil Derry" Phil Derry Secretary, and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)

A signed original of this written statement required by Section 906 has been provided to Capital Mineral Investors, Inc. and will be retained by Capital Mineral Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.