Form 10QSB
period 2006-06-30
CAPITAL MINERAL INVESTORS INC
filed 2006-08-18
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2006

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

Outstanding as of July 31, 2006: 8,699,497 common shares

Transitional Small Business Disclosure Format (Check one): Yes ❒ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the three-month period ended June 30, 2006 has been prepared by management.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

(unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Balance Sheets
(In US Dollars)
	June 30, 2006 (Unaudited) $	December 31, 2005 $
ASSETS
Current Assets
Cash	19,407	75,345
Prepaid expenses and deposit	-	21,250
Total Current Assets	19,407	96,595

Equipment (Note 2)	3,746	4,342
Total Assets	23,153	100,937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	13,326	16,242
Notes payable (Note 4)	26,341	26,341
Total Current Liabilities	39,667	42,583

Going concern contingency (Note 1)

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value; 75,000,000 shares
Authorized, 8,699,497 (7,749,497 - December 31, 2005)
Stock issued and outstanding (Note 5)	8,700	7,750
Additional paid in capital	267,250	173,200
Deficit, accumulated during exploration stage	(292,464)	(122,596)

Total Stockholders' Equity (Deficit)	(16,514)	58,354

Total Liabilities and Stockholders' Equity	23,153	100,937

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Interim Statements of Operations
(In U.S. Dollars)

(unaudited)
	Cumulative results of operations December 31, 2002 (inception) to June 30, 2006 $	Three months ended June 30, 2006 $	Three months ended June 30, 2005 $	Six Months Ended June 30, 2006 $	Six Months Ended June 30, 2005 $
Expenses
Accounting and audit fees	21,511	2,000	1,300	4,241	2,600
Consulting fees	1,200	-	-	-	1,200
Depreciation expense	3,123	298	151	596	303
Legal fees	91,289	13,244	3,870	19,304	3,870
Mineral property costs (Note 3)	139,016	109,036	-	130,286	-
Office expenses	5,826	506	273	714	567
Telephone and utilities	6,036	695	340	1,371	891
Transfer and filing fees	5,664	2,206	580	3,423	880
Travel and promotion	18,799	5,878	269	9,933	396
	292,464	133,863	6,783	169,868	10,707

Net Loss	(292,464)	(133,863)	(6,783)	(169,868)	(10,707)
Basic and diluted loss per share		($0.02)	($0.00)	($0.02)	($0.00)

Weighted average number of common shares outstanding		7,999,497	7,224,497	7,875,188	7,224,497

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period from Date of Inception on December 31, 2002 to June 30, 2006
(In U.S. Dollars)

(unaudited)
	Common Stock
	Number of Shares	Amount $	Additional Paid-In Capital $	Deficit Accumulated During the Exploration Stage $	Total $
Issuance for cash at $0.001 per share	6,000,000	6,000	-	-	6,000
Net loss for the year	-	-	-	(59,842)	(59,842)

Balance December 31, 2003	6,000,000	6,000	-	(59,842)	(53,842)

Issuance for cash at $0.10 per share	349,497	350	34,600	-	34,950
Net loss for the year	-	-	-	(23,226)	(23,226)

Balance December 31, 2004	6,349,497	6,350	34,600	(83,068)	(42,118)

Issuance for cash at $0.10 per share	1,400,000	1,400	138,600	-	140,000
Net loss for the year	-	-	-	(39,528)	(39,528)

Balance December 31, 2005	7,749,497	7,750	173,200	(122,596)	58,354

Issuance for cash at $0.10 per share	250,000	250	24,750	-	25,000
Capital stock issued for mineral property at $0.10 per share	700,000	700	69,300	-	70,000
Net loss for the period	-	-	-	(169,868)	(169,868)

Balance June 30, 2006	8,699,497	8,700	267,250	(292,464)	(16,514)

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(In U.S. Dollars)

(unaudited)
	Cumulative results of operations December 31, 2002 (inception) to June 30, 2006 $	Six Months Ended June 30, 2006 $	Six Months Ended June 30, 2005 $

Operating Activities

Net loss	(292,464)	(169,868)	(10,708)
	Items not representing an outlay of cash:
Depreciation Expense	3,123	596	303
Capital stock issued for mineral property costs	70,000	70,000	-

Changes in operating assets and liabilities:
Prepaid expenses and deposit	-	21,250	-
Accounts payable and accrued liabilities	13,326	(2,916)	516
	(206,015)	(80,938)	(9,889)
Financing Activities
Notes payable	26,341	-	(25,000)
Common stock subscribed	205,950	25,000	140,000
	232,291	25,000	115,000
Investing Activities
Equipment purchases	(6,869)	-	(119)
	(6,869)	-	(119)

Net Increase (Decrease) in Cash	19,407	(55,938)	104,992
Cash, beginning of period	-	75,345	8,123
Cash, end of period	19,407	19,407	113,115
Supplementary disclosure
Interest paid	-
-

-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
At June 30, 2006
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

(b) Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $292,464 as at June 30, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future exploration activities and operations and ultimately to attain profitable operations. However, there are inherent uncertainties in mineral exploration and management cannot provide assurances that it will be successful in this endeavour.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Exploration Stage Company

Capital Mineral Investors, Inc. is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
At June 30, 2006
(In U.S. Dollars)
(unaudited)

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109 "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. At June 30, 2006, full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Basic and Diluted Loss per Common Share

As required by SFAS No. 128, Earnings per Share, basic loss per share is computed by dividing the loss for the period by the weighted average number of common stocks outstanding for the period. Diluted loss per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. As the effect of potential dilution of securities has no impact on the current period's basic loss per share, diluted loss per share is equal to basic loss per share.

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

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
At June 30, 2006
(In U.S. Dollars)
(unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is based on the declining balance basis at the following rates:

Computer - 30% per annum
Office equipment - 20% per annum

As at June 30, 2006, fixed assets and accumulated depreciation are as follows:

June 30, 2006	Cost	Accumulated Depreciation	Net Book Value
Office equipment	$1,658	$671	$987
Computer	5,211	2,452	2,759
	$6,869	$3,123	$3,746

December 31, 2005	Cost	Accumulated Depreciation	Net Book Value
Office equipment	$1,658	$561	$1,097
Computer	5,211	1,966	3,245
	$6,869	$2,527	$4,342

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

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
At June 30, 2006
(In U.S. Dollars)
(unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company's fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Mineral interests

Mineral property acquisition costs are capitalized when incurred. In accordance with Emerging Task Force Issue 04-02, such costs are classified as tangible assets and are evaluated for impairment and written down as required.

Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at June 30, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
At June 30, 2006
(In U.S. Dollars)
(unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
At June 30, 2006
(In U.S. Dollars)
(unaudited)

Note 3. MINERAL CLAIM

A) Hart claims

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

B) Que claims

On May 31, 2006 the Company entered into an Option Agreement (the "Que Agreement") to acquire an option to purchase 80% of 71 claims cells and 14 claims lots in Quebec, Canada. The Company agreed to pay a total $121,000 and issue a total of 1,000,000 common stocks of the Company. The details of the Que Agreement are as follow:

(i) The Company must pay $1,500 upon execution of the agreement (paid);

(ii) The Company must pay $30,000 within 60 days of execution of the agreement (Note 8);

(iii) The Company must issue 400,000 common stock upon the execution of the agreement (issued);

(iv) The Company must pay $40,000 and issue 300,000 common stock on or before May 12, 2007;

(v) The Company must pay $50,000 and issue 300,000 common stock on or before May 12, 2008;

(vi) The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

        (a) $100,000 on or before May 12th, 2007;

        (b) $300,000 on or before May 12th, 2008 (cumulative); and

        (c) $500,000 on or before May 12th, 2009 (cumulative).

(vii) The Company will pay a 3% net smelter return as a royalty, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Que Agreement;

(viii) The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
At June 30, 2006
(In U.S. Dollars)
(unaudited)

Note 3. MINERAL CLAIM (Continued)

C) Golden Darling claims

On May 31, 2006 the Company entered into an Option Agreement (the "Golden Agreement") to acquire an option to purchase 80% of 5 claims in Boston Township, Larder Lake Mining Division, Ontario, Canada. The Company agreed to pay a total of $75,000 and issue a total of 1,000,000 common stocks of the Company. The details of the Golden Agreement are as follow:

(i) The Company must pay $25,000 upon execution of the agreement (paid);

(ii) The Company must issue 300,000 common stock upon the execution of the agreement (issued);

(iii) The Company must pay $25,000 and issue 300,000 common stock on or before May 12, 2007;

(iv) The Company must pay $25,000 and issue 400,000 common stock on or before May 12, 2008;

(v) The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

(a) $50,000 on or before May 12th, 2007;

(b) $150,000 on or before May 12th, 2008 (cumulative); and

(c) $350,000 on or before May 12th, 2009 (cumulative).

(vi) The Company will pay a 3% net smelter return as a royalty, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Golden Agreement;

(vii) The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000

D) Fenton claims

On May 31, 2006 the Company entered into a Purchase Agreement (the "Fenton Agreement") to purchase 100% of 26 claims in the Guercheville Township, Quebec, Canada for $12,500 (paid). The Company will pay a 3% net smelter return as a royalty, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Fenton Agreement

Due to the preliminary stage of exploration activities on the Company's properties, to date, all mineral property acquisition cost have been impaired and expensed on the statement of operations.

Note 4. NOTES PAYABLE

Notes payable are due to certain of the Company's directors and officers. These notes are unsecured, non-interest bearing, and have no specific terms of repayment.

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
At June 30, 2006
(In U.S. Dollars)
(unaudited)

Note 5. CAPITAL STOCK

75,000,000 common shares with a par value of $0.001 per share.

During the six month ended June 30, 2006, the Company issued:

a) 250,000 units pursuant to a private placement for total proceeds of $25,000. Each unit consist one common stock and one share purchase warrant. Each share purchase warrants entitles the holder to purchase one common stock for $0.20 per shares for a 12-month period.

b) 700,000 shares of common stock pursuant to terms of two option agreements and one purchase agreement for acquisition of mineral properties with fair value of $70,000 (Note 4).

The Company has issued share purchase warrants as follows:

	Number of warrants	Weighted average exercise price	Weighted average life (months)
Balance, December 31, 2005	-	-	-

Issued during the period	250,000	$ 0.20	12

Balance, June 30, 2006	250,000	$0.20	12

To June 30, 2006, the Company has not granted any stock options or recorded any stock-based compensation.

Note 6. CONTINGENCIES

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations of Canada. Due to the diversity of these regulations, compliance at all times cannot be assured.

Note 7. RELATED PARTY TRANSACTIONS

The Company has received loans from directors and officers disclosed as notes payable on the balance sheet. These notes are non-interest bearing and have no fixed terms of repayment.

Note 8. SUBSEQUENT EVENT

On July 30, 2006, the optionor of the Que Agreement has agreed to delay the payment of $30,000, which was due on July 31, 2006 pursuant to the term on the Que Agreement, until December 31, 2006 without any fee or interest.

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

To meet our needs for cash we raised $6,000 from our founders and $34,950 from our public offering filed with the Securities and Exchange Commission, which was effective September 26, 2003 (file number 333-105556). The public offering was completed on March 23, 2004. As we had not raised all of the money we needed from this offering, we had to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. We have obtained demand loans of $51,340.73 from Jerry Dibble and Phil Derry, our officers, of which $25,000 was repaid in the quarter ended June 30, 2005. On May 3, 2005, we raised $140,000 through a private placement by issuing 1,400,000 shares of the Common Stock of the Company at the price of $0.10 per Share. A Form 8-K was filed with the Securities and Exchange Commission on May 3, 2005. On June 30, 2006 we completed a private placement of 250,000 units for $25,000. A Form 8-K was filed in this regard on June 23, 2006.

On June 12, 2006 we accepted the resignation of Rod Husband and appointed Darla Knight as a Director, and subsequently appointed Ms. Knight as Secretary of the Company.

On June 13, 2006 the Company accepted the resignation of Phil Derry, Director, Principal Financial Officer and Principal Accounting Officer, and appointed Gary Benson as Director.

On June 13, 2006 the Board of Directors appointed its President and Principal Executive Officer, Jerry Dibble to also hold the position of Principal Financial Officer and Principal Accounting Officer.

At present, the Company has no employment agreements with Ms. Knight or Mr. Benson.

A Form 8K in regard to the departure of directors and the election of new directors and the appointment of the principal officer was filed on June 16, 2006.

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

During July 2006 the company conducted a limited prospecting program under the direction of Mr. Ian Casidy, Geological Technician, on its Hart Property in the Similkameen Mining District of British Columbia, Canada and collected samples that will be sent to a leading Canadian assay laboratory. These samples are now being prepared to send in for assay and analysis.

The entire recommended exploration program is expected to be completed during 2007 with a budget of $45,000.

On May 31, 2006 the Company entered into two option agreements and one purchase agreement, as follows:

1. Option Agreement between Maverick Investment Corp. (the "Optionor") and the Capital Mineral Investors, Inc. (the "Company") dated May 31, 2006, wherein:

(a) The Optionor is the legal and beneficial owner of a one hundred percent (100%) interest in 71 claim cells and 14 claim lots, situated in NTS 31F09, NTS 31F15, NTS 31F10, NTS 31K02, and NTS 31F15, in Quebec, Canada. Of these mineral claims 22 Lots and 4 CDCs are newly staked and subject to Quebec Ministry approval and registration.

(b) The Optionor has agreed to grant the Optionee the sole and exclusive option to acquire a 80% interest in and to the Property on the terms and conditions set forth in the attached Agreement.

(c) In addition, the Optionor is also the Beneficial Owner of 3 mineral claim cells situated in Redcerf (NTS 31K09) Quebec and will transfer these three claim cells to the Optionor without additional charge should the Optionor be successful in transferring title to the Optionor's name. Otherwise they will not form part of the attached Agreement.

(d) The major terms of the Option Agreement are as follows:

  (i) The Optionor hereby grants to the Optionee the sole and exclusive right and option to acquire an 80% interest in and to the Property free and clear of all charges, encumbrances and claims.

  (ii) The Option shall be exercised by the Optionee paying to the Optionor a total of $121,500 cash (U.S. Dollars) and allotting and issuing to the Optionor, as fully paid and non-assessable, a total of 1,000,000 Shares as follows:

  (A) $1,500 upon execution of this Agreement;

  (B) $30,000 within 60 days of execution of this Agreement;

  (C) 400,000 shares upon execution of this Agreement;

  (D) $40,000 and 300,000 Shares on or before May 12th, 2007;

  (E) $50,000 and 300,000 Shares on or before May 12th, 2008;

  (iii) The Optionee shall carry out cumulative exploration expenditures on the Property over the three years of the Option Agreement as follows:

  (A) $100,000 on or before May 12th, 2007;

  (B) $300,000 on or before May 12th, 2008 (cumulative); and

  (C) $500,000 on or before May 12th, 2009 (cumulative).

  (iv) If and when the Option has been exercised an 80% undivided right, title and interest in and to the Property shall vest in the Optionee free and clear of all charges, encumbrances and claims.

  (v) The Optionee will pay a 3% Net Smelter Return as Royalty, including an Advance Royalty.

  (vi) The Optionee may at any time purchase from the Optionor one-half of the Royalty for the sum of $1,000,000.

  2. Option Agreement between Maverick Investment Corp. (the "Optionor") and the Capital Mineral Investors, Inc. (the "Company") dated May 31, 2006, wherein:

  (a) The Optionor is the legal and beneficial owner of a one hundred percent (100%) interest in five mineral claims, situated in Boston Township, Larder Lake Mining Division, Ontario.

  (b) The Optionor has agreed to grant the Optionee the sole and exclusive option to acquire an 80% interest in and to the Property on the terms and conditions set forth in the attached Agreement.

            (c) The major terms of the Option Agreement are as follows:

  (i) The Optionor hereby grants to the Optionee the sole and exclusive right and option to acquire an 80% interest in and to the Property free and clear of all charges, encumbrances and claims.

  (ii) The Option shall be exercised by the Optionee paying to the Optionor a total of $75,000 (U.S. Dollars) and allotting and issuing to the Optionor, as fully paid and non-assessable, a total of 1,000,000 Shares as follows:

  (A) $25,000 by the date of execution of this Agreement;

  (B) 300,000 shares upon execution of this Agreement;

  (C) $25,000 and 300,000 Shares on or before May 15th, 2007;

  (D) $25,000 and 400,000 Shares on or before May 15th, 2008;

  (iii) The Optionee shall carry out cumulative exploration expenditures on the Property over the three years of the Option Agreement as follows:

  (A) $50,000 on or before May 15th, 2007

  (B) $150,000 on or before May 15th, 2008 (cumulative)

  (C) $350,000 on or before May 15th, 2009 (cumulative)

  (iv) If and when the Option has been exercised an 80% undivided right, title and interest in and to the Property shall vest in the Optionee free and clear of all charges, encumbrances and claims.

  (v) The Optionee will pay a 3% Net Smelter Return as a Royalty, including an Annual Advance Royalty.

  (vi) The Optionee may at any time purchase from the Optionor one-half of the Royalty for the sum of $1,000,000.

  3. Purchase Agreement between Maverick Investment Corp. (the "Vendor") and the Capital Mineral Investors, Inc. (the "Purchaser") dated May 31, 2006, wherein:

  (a) The Vendor is the sole recorded and beneficial owner of 26 mineral claims located in Guercheville Township, in the Province of Quebec more particularly described in Schedule "A" to the attached Agreement;

  (b) The Vendor wishes to sell an undivided 100% interest in and to the Property to the Purchaser and the Purchaser wishes to acquire such interest pursuant to the terms and conditions set out in the attached Agreement.

  (c) The major terms of the Purchase Agreement are that the Vendor hereby sells and assigns to the Purchaser and the Purchaser hereby purchases an undivided 100% interest in and to the Property, subject to the Royalty, for:

  (i) the sum of $12,500 payable on or before execution of this agreement by the parties hereto; and

  (ii) the proceeds of this purchase will be used pay the renewal of the Property for a further two year period.

  (iii) the Purchaser will pay a 3% Net Smelter Return Royalty, including an Annual Advance Royalty.

  As part of the terms of the two Option Agreements between Maverick Investment Corp. (the "Optionor") and the Company dated May 31, 2006, the Company was required to issue 700,000 shares of common stock of the Company to the Optionor, referred to above. The issuance of these shares was pursuant to Section 4(2) of the Securities Act of 1933.

  Capital Mineral Investors Inc. is presently considering a variety of financing methods in order to further its exploration activities on its recently acquired properties. The Company is considering financing by Private Placement, Joint Ventures, and Option Agreements for the Que Uranium Property located in the Province of Quebec. Further, The Company is also looking into various financing avenues for the two recently acquired properties:

  The Golden Darling Property in Boston Township, Kirkland Lake Area, of the Larder Lake Mining District in Ontario Province, Canada.

  The Fenton Property located in the Guercheville Township of Quebec Province, Canada.

  The company has engaged a professional Geologist, Mr. Robert Stewart, to advise on its Canadian properties and to assist in conducting mineral exploration.

  We will be conducting research in connection with the exploration of the properties. We are not going to buy or sell any plant or significant equipment. We do not expect a change in the number of our employees.

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

  From Inception to June 30, 2006.

  We acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

  Since inception, we have used our common stock to raise $6,000 from our founders and further raised $34,950 through our public offering. We have also obtained demand loans totaling $51,340.73 less repaid of $25,000 for net amount of $26,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness, which includes legal fees and auditing fees. We have raised a further $140,000 through a private placement and paid back $25,000 to one of our officers as partial repayment of the loans from him to the Company. On June 23, 2006 we completed a private placement for $25,000. Net cash provided by financing activities from inception to June 30, 2006 was $232,291, as a result of proceeds received from subscriptions of shares of the Company of $205,950 and $26,341 net advances from related parties. In May 2006, pursuant to the two Option Agreements and one Purchase Agreement referred to above, we paid a total of $39,000 to the Optionor and Seller.

  Liquidity and Capital Resources

  As of June 30, 2006, we have yet to generate any revenues from our business operations.

  We issued 6,000,000 founders shares on March 4, 2003. This was accounted for as capital of $6,000. We further raised $34,950 in 2004 though a public offering. Shares of the public offering have been issued. As of June 30, 2006, there has been no direct or indirect payment from the proceeds of our public offering to any directors, officers, person owning 10% or more of our shares or anyone else, any affiliates of the Company or others. Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses and our public offering, legal fees and accountant's auditing fees. The loans do not bear interest and have not been paid as of the date hereof. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of this offering they will accept payment from us when the Company is able to pay back the demand loans.

  On May 3, 2005 we raised $140,000 through a private placement and we paid back $25,000 to Mr. Derry as partial repayment of his loan to the Company. On June 23, 2006 we raised $25,000 through a private placement. As of June 30, 2006 we had cash of $19,407, accounts payable and accrued liabilities of $13,326, and loans from related parties of $26,341. As of June 30, 2006 we had net working deficiency of $20,260.

  As of June 30, 2006, our total assets are $23,153, and our total liabilities are $39,667. Under the Option Agreement for the property in Quebec we are required to pay the Optionor $30,000 on July 30, 2006. By agreement dated July 30, 2006, the Optionor agreed that we may delay this payment until December 31, 2006. We need to raise more funds by private placement, public offering or loans in order to continue our exploration programs. If we fail to raise sufficient funds for our mining programs, we will have to suspend or cease operations. The Company is presently considering a variety of financing methods in order to further its business development and exploration activities. For the third quarter of 2006 the Company expects to raise up to $250,000 in capital by means of private placements.

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

  PART II - OTHER INFORMATION

  Item 6. Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Jerry Dibble for $8,483.50
4.3**	Promissory Note to Phil Derry for $17,857.23
10.1**	Hart 1 and Kerry Claims Letter of Trust
10.3*	Deed
31.1***	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1***	Section 1350 Certifications
99.1	Maverick Extension Agreement
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

  Dated: August 18, 2006

  CAPITAL MINERAL INVESTORS, INC.
BY: /s/ "Jerry Dibble" Jerry Dibble President and Director (who also performs the function of principal chief executive officer)
BY: /s/ "Darla Knight" Darla Knight Secretary and Director (who also performs the function of principal financial officer and principal accounting officer)

  Rule 13(a) - 14(a)/15(d) - 14(a) Certifications

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

(Signature) (Title) (Date)

  /s/ "Jerry Dibble"
  Jerry Dibble
  President and Director
  (who also performs the function of principal Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer)
  August 18, 2006

  I, Darla Knight, certify that:

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

(Signature) (Title) (Date)	/s/ "Darla Knight" Darla Knight Secretary and Director August 18, 2006

  Section 1350 Certifications

  CERTIFICATE OF CHIEF EXECUTIVE OFFICER

  Pursuant to 18 U.S.C. Section 1350

  As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  I, Jerry Dibble, a Director and President, who also performs the function of principal chief executive officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on the date hereof:

  fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Capital Mineral Investors, Inc.
By:	/s/ "Jerry Dibble" Jerry Dibble President and a member of the Board of Directors (who also performs the function of Principal Executive Officer and Principal Financial Officer)

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

  Section 1350 Certifications

  CERTIFICATE OF CHIEF FINANCIAL OFFICER

  Pursuant to 18 U.S.C. Section 1350

  As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  I, Jerry Dibble, a Director and President, who also performs the function of Principal Financial Officer and Principal Accounting Officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended June 30, 2006, filed with the Securities and Exchange Commission on the date hereof:

  fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of Capital Mineral Investors, Inc.
By:	/s/ "Jerry Dibble" Jerry Dibble Secretary, and a member of the Board of Directors (who also performs the function of principal financial officer and principal accounting officer)

  A signed original of this written statement required by Section 906 has been provided to Capital Mineral Investors, Inc. and will be retained by Capital Mineral Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.