Form 10QSB
period 2006-09-30
CAPITAL MINERAL INVESTORS INC
filed 2006-11-20
CIK 1221678

OMB APPROVAL
OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden hours per response....182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-QSB

(Mark one)
ý QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2006

r TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to___________

Commission file number 333-105556

CAPITAL MINERAL INVESTORS, INC.
 (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	25-1901892 (IRS Employer Identification No.)
32603 Fleming Avenue, Mission, BC, Canada, V2V 2G8 (Address of principal executive offices)
(604) 826-5520 (Issuer's Telephone Number)
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports require to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorten period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days. Yes ý No r ..

Indicate by a check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes r No ý ..

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes r No r ..

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

Outstanding as of October 31, 2006: 8,699,497 common shares

Transitional Small Business Disclosure Format (Check one): Yes r No ý

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following interim unaudited financial statement for the three-month period ended September 30, 2006 has been prepared by management.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2006

(unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS' EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Balance Sheets
(In US Dollars)

	September 30,2006 (Unaudited) $	December 31, 2005 $
ASSETS
Current Assets
Cash	645	75,345
Prepaid expenses and deposit	-	21,250
Total Current Assets	645	96,595

Equipment (Note 2)	3,827	4,342
Total Assets	4,472	100,937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	21,494	16,242
Notes payable (Note 4)	26,341	26,341
Total Current Liabilities	47,835	42,583

Going concern contingency (Note 1 and 6)

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value; 75,000,000 shares
Authorized, 8,699,497 (7,749,497 - December 31, 2005)
Stock issued and outstanding (Note 5)	8,700	7,750
Additional paid in capital	267,250	173,200
Deficit, accumulated during exploration stage	(319,313)	(122,596)

Total Stockholders' Equity (Deficit)	(43,363)	58,354

Total Liabilities and Stockholders' Equity	4,472	100,937

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Interim Statements of Operations
(In U.S. Dollars)

(unaudited)
	Cumulative results of operations December 31, 2002 (inception) to September 30, 2006 $	Three months Ended Sept 30, 2006 $	Three months Ended Sept 30, 2005 $	Nine Months Ended Sept 30, 2006 $	Nine Months Ended Sept 30, 2005 $
Expenses
Accounting and audit fees	32,611	11,100	1,300	15,341	3,900
Consulting fees	1,200	-	-	-	1,200
Depreciation expense	3,422	299	141	895	444
Legal fees	95,789	4,500	4,173	23,804	8,043
Mineral property costs (Note 3)	145,615	6,599	-	136,885	-
Office expenses	5,970	144	900	858	1,467
Rent	1,200	1,200		1,200
Telephone and utilities	6,552	516	519	1,887	1,410
Transfer and filing fees	5,814	150	140	3,573	1,020
Travel and promotion	21,140	2,341	90	12,274	486
	319,313	26,849	7,263	196,717	17,970

Net Loss	(319,313)	(26,848)	(7,263)	(196,717)	(17,970)
Basic and diluted loss per share		($0.00)	($0.00)	($0.02)	($0.00)

Weighted average number of common shares outstanding		8,699,497	7,224,497	8,098,382	7,224,497

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Statement of Stockholders' Equity
For the Period from Date of Inception on December 31, 2002 to September 30, 2006
(In U.S. Dollars)

(unaudited)
	Common Stock
	Number of Shares	Amount $	Additional Paid-In Capital $	Deficit Accumulated During the Exploration Stage $	Total $
Issuance for cash at $0.001 per share	6,000,000	6,000	-	-	6,000
Net loss for the year	-	-	-	(59,842)	(59,842)

Balance December 31, 2003	6,000,000	6,000	-	(59,842)	(53,842)

Issuance for cash at $0.10 per share	349,497	350	34,600	-	34,950
Net loss for the year	-	-	-	(23,226)	(23,226)

Balance December 31, 2004	6,349,497	6,350	34,600	(83,068)	(42,118)

Issuance for cash at $0.10 per share	1,400,000	1,400	138,600	-	140,000
Net loss for the year	-	-	-	(39,528)	(39,528)

Balance December 31, 2005	7,749,497	7,750	173,200	(122,596)	58,354

Issuance for cash at $0.10 per share	250,000	250	24,750	-	25,000
Capital stock issued for mineral property at $0.10 per share	700,000	700	69,300	-	70,000
Net loss for the period	-	-	-	(196,717)	(196,717)

Balance September 30, 2006	8,699,497	8,700	267,250	(319,313)	(43,363)

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(In U.S. Dollars)
(unaudited)

	Cumulative results of operations December 31, 2002 (inception) to September 30, 2006 $	Nine Months Ended September 30, 2006 $	Nine Months Ended September 30, 2005 $

Operating Activities

Net loss	(319,313)	(196,717)	(17,970)
	Items not representing an outlay of cash:
Depreciation Expense	3,422	894	443
Capital stock issued for mineral property costs	70,000	70,000	-

Changes in operating assets and liabilities:
Prepaid expenses and deposit	-	21,250	-
Accounts payable and accrued liabilities	21,493	(5,251)	1,816
	(224,398)	(99,322)	(15,711)
Financing Activities
Notes payable	26,341	-	-
Common stock subscribed	205,950	25,000	140,000
	232,291	25,000	140,000
Investing Activities
Equipment purchases	(7,248)	(378)	(508)
	(7,248)	(378)	(508)

Net Increase (Decrease) in Cash	645	(74,700)	123,781
Cash, beginning of period	-	75,345	8,123
Cash, end of period	645	645	131,904
Supplementary disclosure
Interest paid	-
-

-

Income taxes paid	-	-	-

The accompanying notes are an integral part of these interim financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
At September 30, 2006
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

(b) Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $319,313 as at September 30, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future exploration activities and operations and ultimately to attain profitable operations. However, there are inherent uncertainties in mineral exploration and management cannot provide assurances that it will be successful in this endeavour.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Exploration Stage Company

Capital Mineral Investors, Inc. is an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Interim Financial Statements
At September 30, 2006
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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109 "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. At September 30, 2006, full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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
At September 30, 2006
(In U.S. Dollars)
(unaudited)

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is based on the declining balance basis at the following rates:

  Computer - 30% per annum
  Office equipment - 20% per annum

  As at September 30, 2006, fixed assets and accumulated depreciation are as follows:

September 30, 2006	Cost	Accumulated Depreciation	Net Book Value
Office equipment	$1,658	$726	$932
Computer	5,591	2,696	2,895
	$7,249	$3,422	$3,827

December 31, 2005	Cost	Accumulated Depreciation	Net Book Value
Office equipment	$1,658	$561	$1,097
Computer	5,211	1,966	3,245
	$6,869	$2,527	$4,342

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
  At September 30, 2006
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

  Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As at September 30, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Interim Financial Statements
  At September 30, 2006
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

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Interim Financial Statements
  At September 30, 2006
  (In U.S. Dollars)
  (unaudited)

  Note 3. MINERAL CLAIM

  Hart claims

  The Company is the beneficial owner of a 100% interest in two mineral claims in the Similkameen Mining Division located southwest of Kelowna, British Columbia, Canada. In order to maintain the claims the holder must either perform exploration work on the claim during the anniversary year or pay cash in lieu of such work. During the first three years of a claim's existence, the cash in lieu amount is US$3.40 (CDN$4.00) per unit with an additional US$0.34 (CDN$0.40) per unit as a recording fee. The cash in lieu amount increases to US$6.80 (CDN$8) per unit after the third year. Work performed must equal or exceed the minimum specified value per unit. Any excess value of work in one year can be applied to cover work requirements on the claim for additional years. During the first three years, the Company must spend over US$2,475 (CDN$2,912) each year on exploration to keep the property in good standing. After the first three years the cost would be US$7,426 (CDN$8,736) per year.

  Que claims

  On May 31, 2006 the Company entered into an Option Agreement (the "Que Agreement") to acquire an option to purchase 80% of 71 claim cells and 14 claim lots in Quebec, Canada. The Company agreed to pay a total $121,000 and issue a total of 1,000,000 common stock. The details of the Que Agreement are as follow:

  The Company must pay $1,500 upon execution of the agreement (paid);

  The Company must pay $30,000 by December 31, 2006;

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

  CAPITAL MINERAL INVESTORS, INC.
     (An Exploration Stage Company)
  Notes to the Interim Financial Statements
  At September 30, 2006
  (In U.S. Dollars)
  (unaudited)

  Note 3. MINERAL CLAIM (Continued)

  Golden Darling claims

  On May 31, 2006 the Company entered into an Option Agreement (the "Golden Agreement") to acquire an option to purchase 80% of 5 claims in Boston Township, Larder Lake Mining Division, Ontario, Canada. The Company agreed to pay a total of $75,000 and issue a total of 1,000,000 common stock. The details of the Golden Agreement are as follow:

  The Company must pay $25,000 upon execution of the agreement (paid);

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

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Interim Financial Statements
  At September 30, 2006
  (In U.S. Dollars)
  (unaudited)

  Note 4. NOTES PAYABLE

  Notes payable are due to certain of the Company's directors and officers. These notes are unsecured, non-interest bearing, and have no specific terms of repayment

  Note 5. CAPITAL STOCK

  75,000,000 common shares with a par value of $0.001 per share.

  During the nine month ended September 30, 2006, the Company issued:

  250,000 units pursuant to a private placement for total proceeds of $25,000. Each unit consisted of one common stock and one share purchase warrant. Each share purchase warrants entitles the holder to purchase one common stock for $0.20 for a 12 month period.

  700,000 common stock pursuant to terms of two option agreements and one purchase agreement for acquisition of mineral properties with fair value of $70,000 (Note 3).

  The Company has issued share purchase warrants as follows:

	Number of warrants	Weighted average exercise price	Weighted average life (months)
Balance, December 31, 2005	-	-	-

Issued during the period	250,000	$ 0.20	12

Balance, September 30, 2006	250,000	$0.20	12

  To September 30, 2006, the Company has not granted any stock options or recorded any stock-based compensation.

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Interim Financial Statements
  At September 30, 2006
  (In U.S. Dollars)
  (unaudited)

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

  To meet our needs for cash we raised $6,000 from our founders and $34,950 from our public offering filed with the Securities and Exchange Commission, which was effective September 26, 2003 (file number 333-105556). The public offering was completed on March 23, 2004. As we had not raised all of the money we needed from this offering, we had to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others. We have obtained demand loans of $51,340.73 from Jerry Dibble and Phil Derry, our officers, of which $25,000 was repaid in the quarter ended June 30, 2005. On May 3, 2005, we raised $140,000 through a private placement by issuing 1,400,000 shares of the Common Stock of the Company at the price of $0.10 per Share. A Form 8-K was filed with the Securities and Exchange Commission on May 3, 2005. On June 30, 2006 we completed a private placement of 250,000 units for $25,000. A Form 8-K was filed in this regard on June 23, 2006.

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

  Further exploration work will be undertaken on the Hart property to access its potential to host high grade gold mineralization within the quartz (+sulphide) veins and/or shear zones. The magnetometer survey should be completed to cover the western/northwestern portion of the property, which was incomplete due to adverse winter weather conditions in January 2006. We will also cover the property with the planned but not undertaken VLF survey on the same chain and compass grid of the ground magnetometer survey. The VLF survey will be undertaken, pending completion of the ground magnetometer survey, which is 65% completed. Only cursory exploration has been done on the Hart property, which given its close proximity to the Siwash high-grade gold deposit should be undertaken. The showings on the Hart property indicate a similar geological model; mineralization at the Siwash Gold deposit (Almaden Minerals Ltd.) is hosted in thin quartz-sulphide veins that crosscut altered volcanic rocks. A number of zones on the Almaden controlled property contain sections of parallel veining.

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

  The recommended exploration program will be an evaluation of the Annie Oakley showings and also perform a geophysical survey in conjunction with prospecting and geological mapping. The geophysical survey will cover the area not completed by the ground magnetometer geophysical survey in the winter of 2006 as well as completing a VLF geophysical survey on grid lines established by the magnetometer survey. To date this kind of property scale information has not been done on this property. We expect to complete this work during the first and second quarters of 2007. The primary target is a precious metal vein-type mineralization and a second target would be a porphyry style of copper-molybdenum mineralization similar to the Brenda Mine given the presence of altered intrusive rocks on the property.

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

  On May 31, 2006 the Company entered into two option agreements and one purchase agreement, as follows:

  1. Option Agreement between Maverick Investment Corp. (the "Optionor") and the Capital Mineral Investors, Inc. (the "Company") dated May 31, 2006.

  2. Option Agreement between Maverick Investment Corp. (the "Optionor") and the Capital Mineral Investors, Inc. (the "Company") dated May 31, 2006.

  3. Purchase Agreement between Maverick Investment Corp. (the "Vendor") and the Capital Mineral Investors, Inc. (the "Purchaser") dated May 31, 2006.

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

  The Golden Darling Property in Boston Township, Kirkland Lake Area, of the Larder Lake Mining District in Ontario Province, Canada.

  The Fenton Property located in the Guercheville Township of Quebec Province, Canada. No exploration has yet been undertaken on these claims.

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

  From Inception to September 30, 2006.

  We acquired our mining interest on a property located in British Columbia and are commencing the research and exploration stage of our mining operations on the property at this time.

  Since inception, we have used our common stock to raise $6,000 from our founders and further raised $34,950 through our public offering. We have also obtained demand loans totaling $51,340.73 less repaid of $25,000 for net amount of $26,340.73 from our officers and directors, for the property acquisition, for corporate expenses and to repay outstanding indebtedness, which includes legal fees and auditing fees. We have raised a further $140,000 through a private placement and paid back $25,000 to one of our officers as partial repayment of the loans from him to the Company. On June 23, 2006 we completed a private placement for $25,000. Net cash provided by financing activities from inception to September 30, 2006 was $232,291, which was a result of proceeds received from subscriptions of shares of the Company of $205,950 and $26,341 net advances from related parties. Jerry Dibble, President and Director of the Company, loaned the Company $7,000 on October 4, 2006. The loan is unsecured, is payable on demand and bears no interest. In May 2006, pursuant to the two Option Agreements and one Purchase Agreement referred to above, we paid a total of $39,000 to the Optionor and Seller.

  Liquidity and Capital Resources

  As of September 30, 2006, we have yet to generate any revenues from our business operations.

  We issued 6,000,000 founders shares on March 4, 2003. This was accounted for as capital of $6,000. We further raised $34,950 in 2004 though a public offering. Shares of the public offering have been issued. As of September 30, 2006, there has been no direct or indirect payment from the proceeds of our public offering to any directors, officers, persons owning 10% or more of our shares or anyone else, any affiliates of the Company or others. Since our inception, Mr. Dibble and Mr. Derry have advanced demand loans to us in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses and our public offering, legal fees and accountant's auditing fees. The loans do not bear interest and have not been paid as of the date hereof. Mr. Dibble and Mr. Derry agreed that except for the pre-paid offering expenses of this offering they will accept payment from us when the Company is able to pay back the demand loans.

  On May 3, 2005 we raised $140,000 through a private placement and we paid back $25,000 to Mr. Derry as partial repayment of his loan to the Company. On June 23, 2006 we raised $25,000 through a private placement. As of September 30, 2006 we had cash of $645, accounts payable and accrued liabilities of $.21,494, and loans from related parties of $26,341. As of September 30, 2006 we had net working deficiency of $47,190.

  As of September 30, 2006, our total assets are $4,472, and our total liabilities are $47,835. Under the Option Agreement for the property in Quebec we are required to pay the Optionor $30,000 on July 30, 2006. By agreement dated July 30, 2006, the Optionor agreed that we may delay this payment until December 31, 2006. We need to raise more funds by private placement, public offering or loans in order to continue our exploration programs. If we fail to raise sufficient funds for our mining programs, we will have to suspend or cease operations. The Company is presently considering a variety of financing methods in order to further its business development and exploration activities. For the fourth quarter of 2006 the Company expects to raise up to $250,000 in capital by means of private placements.

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

  PART II - OTHER INFORMATION

  Item 6. Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Jerry Dibble for $8,483.50
4.3**	Promissory Note to Phil Derry for $17,857.23
10.1**	Hart 1 and Kerry Claims Letter of Trust
10.3*	Deed
31.1****	Rule 13(a) - 14 (a)/15(d) - 14(a) Certifications
32.1****	Section 1350 Certifications
99.1***	Maverick Extension Agreement
*Filed as an Exhibit to the Company's Registration Statement on Form SB-2, dated May 23, 2003, and incorporated herein by this reference.
**Filed as an Exhibit to the Company's 10-KSB, dated April 24, 2006, and incorporated herein by this reference.
**Filed as an Exhibit to the Company's 10-QSB, dated June 30, 2006, and incorporated herein by this reference.
***Contained within this 10-QSB.

  SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated: November 20, 2006

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
  November 20, 2006

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

(Signature) (Title) (Date)	/s/ "Darla Knight" Darla Knight Secretary and Director November 20, 2006

  Section 1350 Certifications

  CERTIFICATE OF CHIEF EXECUTIVE OFFICER

  Pursuant to 18 U.S.C. Section 1350

  As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  I, Jerry Dibble, a Director and President, who also performs the function of principal chief executive officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on the date hereof:

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

  Section 1350 Certifications

  CERTIFICATE OF CHIEF FINANCIAL OFFICER

  Pursuant to 18 U.S.C. Section 1350

  As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  I, Jerry Dibble, a Director and President, who also performs the function of Principal Financial Officer and Principal Accounting Officer of Capital Mineral Investors, Inc., certify that the Quarterly Report on Form 10-QSB (the "Report") for the quarter ended September 30, 2006, filed with the Securities and Exchange Commission on the date hereof:

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