Form 10KSB
period 2006-12-31
CAPITAL MINERAL INVESTORS INC
filed 2007-04-17
CIK 1221678

OMB APPROVAL
OMB Number: 3235-0420 Expires: April 30, 2009 Estimated average burden hours per response....1,646

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 333-105556
CAPITAL MINERAL INVESTORS, INC
(Name of small business Issuer in its charter)
NEVADA	25-1901892
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
CAPITAL MINERAL INVESTORS, INC 101 Convention Centre Drive, Suite 700, Las Vegas, Nevada 89109
(Address of principal executive offices)
(702) 284-5848
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ❒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☒ No ❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ❒ No ☒

State Issuer’s revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliates in Rule 12b-2 of the Exchange Act): The aggregate market value based on a share price of $.20 for 1,747,497 non-affiliate shares is $349,499.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ❒ No ☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 31, 2007 – 8,699,497 shares of Common Stock

Transitional Small Business Issuer Format (check one) Yes ❒ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development

Capital Mineral Investors, Inc. (the "Corporation") was incorporated under the laws of the State of Nevada on December 31, 2002.

The Corporation’s principal executive offices are located at Suite 700 – 101 Convention Centre Drive, Las Vegas, Nevada 89109 and the telephone number is 1 (702) 284-5848.

The Corporation has not be involved in any bankruptcy, receivership or similar proceedings nor has there been any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business of the Corporation.

Business of the Corporation

Overview

The Corporation is a start-up, exploration stage company engaged in the business of the exploration and development of mineral properties.

Currently, the Corporation has an interest in the following properties. For detail description on the following properties please refer to the section of this Report entitled "Description of Property".

  The Hart Property (British Columbia);

  The Fenton Property (Guercheville, Quebec);

  The Que Property (Quebec); and

  The Golden Darling Property (Ontario).

  Exploration Program Recommendations

  The Company intends to develop and execute an exploration program for 2007 on its Golden Darling mineral claims to explore for gold bearing deposits.　 This property provides the Company with significant potential for locating economic mineralization.　 Exploration will be undertaken using modern methods to re-examine and assay previous economic ore grade locations.　 The recommended exploration program will be to evaluate historical showings and also to perform a geophysical survey in conjunction with prospecting and geological mapping.　 Exploration will be undertaken with the goal of creating targets to test by mechanical trenching and or drilling. Initial exploration activities (grid establishment, geological sampling, soil sampling, rock sampling, geophysical surveys and mechanical trenching where deemed appropriate) do not involve ground disturbance and will not require a work permit.　 To date this kind of property scale information has not been done on this property.　 We expect to complete this work during the second and third quarters of 2007.　 The primary target is a gold vein-type mineralization and a secondary target will be those locations where high grade ore was opened up in a number of places.　 Specifically, gold was discovered on the property in 1914 and in 1916 an inclined shaft was sunk with showings of gold bearing ore shoots at 100 and 200 foot levels.

  Competitive Business Conditions, Position and Methods of Competitiveness

  The Corporation operates in the highly competitive area of mining and mineral exploration and production. Many of its competitors have much greater financial and other resources than the Corporation possesses. Such competitors have a greater ability to bear the economic risks inherent in all phases of the industry. While the Corporation competes with other mining and mineral exploration and production companies, there is no competition for the exploration or removal of mineral out of the Corporation’s properties. There are readily available markets for minerals that the Corporation is able to recover from its properties. In the exploration and production business, the costs of exploration and drilling program, the development of transportation systems to bring future production to the market and transportation costs of minerals are factors that affect the Corporation’s ability to compete in the marketplace.

  Government Approval

  The Corporation’s operations require licenses and permits from various governmental authorities. The Corporation believes that it holds, or will hold all necessary licenses and permits under applicable laws and regulations for its operations and believes it will be able to comply in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that the Corporation will be able to obtain or maintain all necessary licenses and permits that may be required to maintain continued operations that economically justify the cost.

  The British Columbia government requires permits for mineral exploration activities that require surface disturbances.

  As the initial recommended exploration activities for the British Columbia Hart property involve no surface disturbance, permits are not required at this stage.

  Governmental Regulations

  The Corporation’s mineral exploration program is subject to the Canadian Mineral Tenure Act (the "Act"). This Act sets forth rules for locating claims, posting claims, working claims and reporting work performed.

  The Corporation is also subject to the British Columbia Mineral Exploration Code which sets out how and where the Corporation can explore for minerals. The Corporation must comply with these laws to operate its business. Compliance with these rules and regulations will not adversely affect the Corporation’s operations.

  The Corporation is also required to give written or verbal notification to the district inspector prior to the comment of exploration activities.

  The Corporation is required to reclaim its mining claim after it completes the exploration program. The Corporation must remove the garbage, drums of fuel, clean the spills and fill in the open trenches.

  Costs and Effects of Compliance with Environmental Laws

  The Corporation is also subject to the environmental laws of Quebec These laws deal with environmental matters relating to the exploration of mining properties. The goals are to protect the environment through a series of regulations affecting health, safety archeological sites and exploration access.

  The Corporation is responsible to provide a safe working environment, not disrupt archeological sites, and conduct its activities to prevent unnecessary damage to the property.

  The Corporation will secure all necessary permits for exploration and, if exploration is warranted on the property, will file final plans of operation before the Corporation starts any exploration operation. Management anticipates no discharge of water into active stream, creek, river or lake, or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of the Corporation’s proposed activities cannot be determined until it starts its operations and know what will be involved from an environmental standpoint.

  Management believes that the Corporation is in compliance with the Act and will continue to comply with the Act in the future. Management believes that compliance with the Act will not adversely affect the Corporation’s business operations in the future.

  Number of Total Employees and Full-Time Employees

  At present, the Corporation has no employees other than Mr. Jerry Dibble. Mr. Dibble holds offices of President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the Corporation. Mr. Dibble dos not have an employment agreement with the Corporation. At December 31, 2006, management fees of $5,000 and rent expense of $2,400 is payable to Mr. Dibble.

  The Corporation presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans, however, any such plans may be adopted in the future.

  Reports to Security-holders

  The Corporation is a reporting company under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, it is required to file annual, quarterly and current reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (the "SEC"). You may read and copy any material that the Corporation files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information electronically filed by the Corporation with the SEC.

  ITEM 2. DESCRIPTION OF PROPERTY.

  The Hart Property – British Columbia

  In September 2006, the Corporation completed sampling and survey work on the Corporation’s existing mining claim located on the Hart property in British Columbia (the "Hart Claim"). The samples were sent out for analysis, and upon a review thereof, it was determined that the Hart Claim was not valuable for further development.

  In December 2006, when the Hart Claim expired, management reviewed the data to date and determined not to renew the Hart Claim.

  The Fenton Property – Guercheville, Quebec

  Overview

  On May 31, 2006, the Corporation entered into a purchase agreement (the "Purchase Agreement") with Maverick Investment Corp. (the "Maverick"), wherein the Corporation purchased from the Vendor an undivided 100% interest in 26 mineral claims situated on the Fenton property located in Guercheville, Quebec, subject to a net smelter return (a "NSR") royalty of 3%, including an annual advance royalty to Maverick.

  Location & Access

  Access to the Fenton property is via paved highway route 113 between the towns of Chapais and Senneterre, Quebec. Access is along a forestry gravel road turnoff at km 318 along the provincial highway 113 about 18 kilometres west of Chapais. This forestry road traverses in a south-west direction along the river Opawica which traverses the property at kilometer 41 and 46. Optional access to the property using a forestry route from the town of Desmaraisville (Lac Short) is also available.

  Physiography, Climate and Infrastructure

  The Chibougamau/Chapais area has a well-developed infrastructure to supporting mining projects, including transportation, a well-trained labor force, service and maintenance industries and an airport. Hydro-Quebec's electricity substation is nearby in Chapais and Chibougamau. Chapais Energie, Société en Commandite (''Chapais'') owns a 27.0MW electricity generating plant which burns wood waste and is located in the Town of Chapais, Québec. High-tension lines from the James Bay hydro project for Montreal pass has less than one kilometer of the property.

  The topography was carved by glaciers more than 10,000 years ago. Vegetation is bushy, typical of harvested forest, and the rocky surface is rugged. The area characterized by very little broken relief and therefore has badly drained areas, causing vast zones of marshes and peat bogs and shallow lakes. The climate of the Chapais area of Québec is characterized by striking regional variations, by long, cold winters and short, cool summers, and by ample year-round precipitation, about a third of which falls as snow. Winter weather is severe with temperatures to -50C and summer temperatures in the high 20C. Short transitional seasons in spring and fall are the norm for the area.

  Geology and Mineralization

  The Fenton property is situated on the western margin the caopatina formation. Bands of volcanic rocks of archaean age occur from the Superior province. Volcanic rocks are intruded by tonalites and granodiorites. Large elliptical plutons of tonalite and syenite also border the volcanic rocks. The stratigraphic region of Guercheville is characterized principally by mafic volcanic rocks that are comprised mainly from the Obatogamau Formation. The Fenton property is situated on the first cycle of the formation of the obatogamua at the base of the Group of Roy on which in discordance the group of opemisca rests. The last stage east of the property is characterized by felsic volcanic rocks, gray turbidites and volcanic conglomerates that occur along a major geosyncline from the Caopatina region along a north-southeast axis.

  Exploration work since 1949 realized early on that the Fenton property highlighted evidence of gold mineralization and to a lesser extent of copper and zinc. In the area the majority of mineralization occurs in zones of silicification and carbonate alteration. They are closely associated with zones of shearing with sulphides represented by pyrite, pyrrhotite and a minor chalcopyrite. Other mineralization mainly rich in copper and zinc and associated with gold are controlled by structures independent of schistosity.

  More than eleven indices were indexed in the township of Guercheville. Three of these indices are found on the property on Fenton of which the gold index of the Fenton which is most important.

  History

  The Fenton property was first worked on in 1949. This led to the discovery of several gold-bearing veins and the definition of a base metal deposit of Fenton (360,000 t @ 4.94g/t Au).

  Additionally, the Fenton property has produced gold grades of 62.54 and 62.91 g/t Au.

  Following the intensive work of drilling carried out by S.D.B.J. from 1980 to 1981 to try and expand the Fenton zone. However, no announcement or document was ever made public. It is mentioned in the reports/ratios of compilation that detail geological surveys were achieved by the Westminer and Exploration Cache Inc. companies from 1992 and 1993. Trenching had then been completed however this work concluded that no further work from the results was necessary.

  Within the framework of a regional geological survey at the end of the years 1980 the zone Fenton was the object of a mineralogical study based on the structure and alteration surrounding the mineral-bearing bodies.

  An extensive program of mechanized trenching was undertaken at the end of the summer 1998. A total of 10 surface trenches were planned on the mineralized zones and anomalies from an induced polarization survey. Due to adverse weather conditions and problems with access, only two trenches were stripped and completed on the Fenton claims. The goal was to (1) determine the geometry of the mineral bearing bodies (2) to comprehend the context of mineralization and (3) to complete the evaluation of the Fenton deposit by systematically sampling and trenching.

  Claims

  The following claims are the subject of the Option Agreement dated the 31st day of May 2006 between Maverick Investment Corp, as Optionor, and Capital Mineral Investors, Inc., as Optionee.

  The Fenton Property consists of the following claims.

Claim Numbers	Claim Numbers	Claim Numbers
CL 5254001	CL 5254013	CL 5254035
CL 5254002	CL 5254018	CL 5254060
CL 5254003	CL 5254019	CL 5254061
CL 5254004	CL 5254020	CL 5254062
CL 5254005	CL 5254026	CL 5254063
CL 5254006	CL 5254031	CL 5254064
CL 5254007	CL 5254032	CL 5254068
CL 5254011	CL 5254033	CL 5254069
CL 5254012	CL 5254034

  (Located in NTS Area 32G11, Guercheville Township, Province of Quebec )

  The Que Property – Quebec

  Overview

  On May 31, 2006, the Corporation entered into an option agreement (the "Quebec Option Agreement") with Maverick for a two year term, wherein the Corporation acquired an option to purchase a 80% interest in 71 mineral claim cells and 14 mineral claim lots situated on the Que property located in Huddersfield, Quebec, subject to a NSR royalty of 3%, including an annual advance royalty to Maverick for a total of US$121,000 and 1,000,000 Shares in the capital of the Corporation.

  In addition, pursuant to the terms of the Quebec Option Agreement, the Corporation has the option to purchase from Maverick 1/2 of the 3% NSR royalty for the sum of $1,000,000.

  Of the 71 mineral claim cells and 13 mineral claim lots, 22 mineral claim cells and 4 mineral claims lots are newly staked and subject to Quebec Ministry approval and registration.

  Maverick will also transfer to the Corporation, without additional charge, 3 mineral claim cells situated in Redcerf, Quebec it beneficially owns, in the event the title to the 3 mineral claim cells are successfully transferred to Maverick’s name.

  On July 30, 2006, Maverick agreed to extend the US$30,000 cash payment due under the Quebec Option Agreement to December 31, 2006. Subsequently, on April 1, 2007, Maverick agreed to further extend the US$30,000 cash payment to July 1, 2007.
Claim Numbers	NTS	Claim Numbers	NTS	Claim Numbers	NTS
CDC 61364	31F09	CDC 61394	31F09	CDC 61608	31K02
CDC 61365	31F09	CDC 61395	31F09	CDC 61609	31K02
CDC 61366	31F09	CDC 61396	31F09	CDC 61610	31K02
CDC 61367	31F09	Row 24, column 14 (pending) 31F09	31F09	CDC 61611	31K02
CDC 61368	31F09	Row 25, column 14 (pending) 31F09	31F09	CDC 61612	31K02
CDC 61369	31F09	Row 24, column 15 (pending) 31F09	31F09	CDC 61613	31K02
CDC 61370	31F09	Row 25, column 15 (pending) 31F09	31F09	CDC 61614	31K02
CDC 61371	31F09	Row 24, column 16 (pending) 31F09	31F09	Row 1, Column 51 (pending)	31K02
CDC 61372	31F09	Row 25, column 16 (pending) 31F09	31F09	Row 1, Column 53 (pending)	31K02
CDC 61373	31F09	Row 24, column 17 (pending) 31F09	31F09	Row 1, Column 54 (pending)	31K02
CDC 61374	31F09	Row 25, column 17 (pending) 31F09	31F09	Row 1, Column 55 (pending)	31K02
CDC 61375	31F09	CDC 61305	31F15	Range VII, Lot 18 (pending)	31F15
CDC 61376	31F09	CDC 61306	31F15	Range VII, Lot 19 (pending)	31F15
CDC 61377	31F09	CDC 61618	31F10	Range VII, Lot 20 (pending)	31F15
CDC 61378	31F09	CDC 61619	31F10	Range VII, Lot 21 (pending)	31F15
CDC 61379	31F09	CDC 61620	31F10	Range VII, Lot 22 (pending)	31F15
CDC 61380	31F09	CDC 61594	31K02	Range VII, Lot 23 (pending)	31F15
CDC 61381	31F09	CDC 61595	31K02	Range VII, Lot 24 (pending)	31F15
CDC 61382	31F09	CDC 61596	31K02	Range VII, Lot 25 (pending)	31F15
CDC 61383	31F09	CDC 61597	31K02	Range VII, Lot 26 (pending)	31F15
CDC 61384	31F09	CDC 61598	31K02	Range VII, Lot 27 (pending)	31F15
CDC 61385	31F09	CDC 61599	31K02	Range VII, Lot 28 (pending)	31F15
CDC 61386	31F09	CDC 61600	31K02	Range VII, Lot 29 (pending)	31F15
CDC 61387	31F09	CDC 61601	31K02	Range VII, Lot 30 (pending)	31F15
CDC 61388	31F09	CDC 61602	31K02	Range VII, Lot 31 (pending)	31F15
CDC 61389	31F09	CDC 61603	31K02
CDC 61390	31F09	CDC 61604	31K02
CDC 61391	31F09	CDC 61605	31K02
CDC 61392	31F09	CDC 61606	31K02
CDC 61393	31F09	CDC 61607	31K02

  All of the above mineral titles are located in the Province of Quebec, Canada

  Location:

  The property consists of 85 claims totaling 4,609.94 hectares located in Grand Calumet and Huddersfield Townships, Quebec, being approximately 37 km northwest of Hull on the Ottawa River and 4km NE of the village of Riviere-Berry.

  Access:

  The property is easily accessible via all weather gravel and paved roads.

  History:

  The Que property assemblage is a grass roots Uranium property and it is up to the Company to develop the geological knowledge base for future exploration. Government records show positive sampling and radiometric surveys indicated significant radioactivity in the area during the early 1950s.

  Property in the area was first worked by Calumet Uranium Mines Ltd. from 1953 to 1954 during which period radiometric surveys, along with stripping and sampling were undertaken following the discovery of significant radioactivity. Based on these surveys and the positive sampling results, diamond drilling was started in the spring of 1954 and by June 1955, 20,082 feet of drilling in 39 holes had been completed.

  Further drilling was undertaken in the area with a reported 80 holes being drilled. Geological mapping, mineralogical studies, and further analysis followed with all work being completed by 1956.

  Economic Geology:

  There are two main types of mineralization on the property.

  The first is characterized by coarse grained and irregularly shaped fluorite- pyroxene skarns. The fluorite is dark purple and commonly contains long narrow prisms of partially altered uranothorite. Dark green pyroxene, apatite, pink calcite, scapolite, feldspar and several other minerals are also present. Associated rocks are well developed pyroxene granites, syenites and hybrids.

  The second is characterized by limestone or skarn composed principally of white to salmon-pink calcite. Small amounts of diopside, lithium bearing yellow mica and chondrodite are also present.

  Radioactive minerals include cubes of black uranoan thorianite and grains of red uranothorite. The rock units outcrop in a band which strikes N60BE and dips southeast of the contact between limestones and pyroxenic granites.

  The Golden Darling Property – Ontario

  Overview

  On May 31, 2006, the Corporation entered into an option agreement (the "Ontario Option Agreement") with Maverick for a two year term, wherein the Corporation acquired an option to purchase a 80% interest in 5 mineral claims situated on the Golden Darling property located in Larder Lake Mining District, Ontario, subject to a NSR royalty of 3%, including an annual advance royalty to Maverick for a total of US$75,000 and 1,000,000 Shares in the capital of the Corporation.

  In addition, pursuant to the terms of the Quebec Option Agreement, the Corporation has the option to purchase from Maverick 1/2 of the 3% NSR royalty for the sum of $1,000,000.

  On April 1, 2007, Maverick agreed to bring the due date for the US$25,000 cash payment and the issuance of 300,000 Shares under the Ontario Option Agreement from May 12, 2007 to July 1, 2007.

  The Corporation has engaged a professional geologist, Mr. Robert Stewart, to advise on its Canadian properties and to assist in conducting mineral exploration.

  Golden Darling Property Description

  The Golden Darling Property consists of 5 contiguous claims of approximately 280 acres in size. It consists of claims numbers 4208000, 3009278, 3009277, 4207999, and 4208001 which are located 16 km southeast of Kirkland Lake, Ontario in the gold producing region of Abitibi Greenstone belt. The property is serviced by paved highway and is accessible for twelve months per year. Gold was discovered in 1914 on the property. In 1916 an inclined shaft was sunk to 200 feet in depth with 750 feet of lateral development on the 100 and 200 foot levels. A number of ore shoots were proven at this time. Historical information states that high grade gold ore was opened up at a number of places. Subsequent surface sampling has produced assays of 59 grams gold per ton, therefore the Company believes this property has excellent potential for a high grade gold deposit.

  The Kirkland Lake and Timmins Mining camps are famous worldwide. They are in close proximity to each other and hosted within the Abitibi greenstone belt. The Abitibi greenstone belt (e.g., Goodwin and Ridler 1970) is unique amongst greenstone belts of the Canadian Shield in that it: has a high ratio of supracrustal to intrusive rocks; is the largest greenstone belt in the world; has a generally low metamorphic grade; and contains a diverse spectrum of richly mineral deposits. The main mineral deposit types in the region include: volcanic-associated, massive, base metal sulphide (VMS), lode gold, komatiite-associated Ni-Cu-PGM and iron formation. Geological mapping between approximately 1900 and 1970 established that the Abitibi greenstone belt consists mainly of mafic to felsic metavolcanic units, metasedimentary units, and a variety of granitoids rocks. The regional extent of the 'breaks', now known as the Larder-Cadillac shear zone and the Porcupine-Destor deformation zone, was established, as was there spatial relationship to gold mineralization. Significant deposits of iron (e.g., Adams and Sherman mines; Dubuc 1966) and copper-zinc mineralization (e.g., Kamiskotia camp and Kidd Creek Mine) were also discovered during the early work. Nickel mineralization associated with ultramafic flows was discovered in the Fredrickson House Lake area (Alexo and Dundonald deposits) and south of Timmins in the Shaw Dome area (Redstone, Hart (Tontine), McWatters, and Langmuir No. 1 and Langmuir 2 deposits).

  ITEM 3. LEGAL PROCEEDINGS.

  As at the date hereof:

  the Corporation is not a party to any pending legal proceeding;

  none of the Corporation’s property is the subject of a pending legal proceeding; and

  no director, officer or affiliate of the Corporation, owner of record or beneficial owner of more than 5% of any class of voting securities of the Corporation, or security holder is a party adverse to the Corporation or has a material interest adverse to the Corporation.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters have been submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

  PART II

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Market Information

  The Corporation’s Shares are traded under the symbol "CMIV" on the over-the-counter ("OTC") market and quoted on the OTC Bulletin Board (the "OTCBB") operated by the National Association of Securities Dealers ("NASD"). The Shares were listed for trading on the OTC market on October 19, 2005 and quotations reported by NASD since November 16, 2006.

  The following table sets forth the range of high and low bid information for the Corporation’s Shares for each quarter within the last two fiscal years.
	March 31, 2005	June 30, 2005	September 31, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 31, 2006	December 31, 2006
High	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.75
Low	n/a	n/a	n/a	n/a	n/a	n/a	n/a	$0.50

  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

  Holders

  As of March 31, 2007, the number of holders of record of Shares is 64 and the number of total issued and outstanding Shares is 8,699,497.

  Dividends

  The Corporation has not declared any cash dividends on Shares for the last two fiscal years. There are no restrictions in the Articles of Incorporation and By-laws of the Corporation that limits the Corporation’s ability to pay dividends on Shares. However, management does not anticipate declaring and paying dividends on Shares in the near future since the intention is to retain future earnings for use in the Corporation’s operations and the expansion of its business.

  Securities Authorized for Issuance under Equity Compensation Plans

  As of December 31, 2006, the end of the Corporation’s most recently completed fiscal year, the Corporation did not have any compensation plans (including individual compensation arrangement) under which equity securities of the Corporation are authorized for issuance.

  Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

  The Shares of the Corporation during the period covered by the Report that were not registered under the Securities Act were previously disclosed on Form 8-K filed with the SEC on June 23, 2006 under the file number 001-32673.

  Purchases of Equity Securities by the Corporation and Affiliated Purchasers

  No repurchases were made by or on behalf of the Corporation or any ‘affiliated purchasers’ of Shares registered by the Corporation pursuant to section 12 of the Exchange Act in a month within the fourth quarter of the fiscal year covered by this Report.

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

  Plan of Operation

  The Corporation is a start-up, exploration stage company engaged in the business of the exploration and development of mineral properties.

  The Corporation has not yet generated or realized any revenues from its business operations. As at December 31, 2006, the Corporation had cash resources of $1,994. Management believes that the funds will not last for the next 12 months and the Corporation will need to raise additional funds in order to implement its plan of business. The Corporation is presently considering a variety of financing methods including private placement, joint venture and option agreements with third parties.

  In the next 12 months, the Corporation:

  intends to conduct research in connection with the exploration of its properties;

  does not expect to purchase or sell any plant or significant equipment; and

  does not expect significant changes in the number of its employees.

  Management’s Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

  Through Maverick, Ian Casidy was engaged to carry out exploration on the Hart Property in January 2006. The Corporation paid $25,500 to Maverick in December 2005 for the services of Ian Cassidy. Since inception, the Corporation has used its common stock to raise money and has also obtained demand loans totaling $68,341 from the officers and directors and shareholders of the Corporation for property acquisition, for corporate expenses and to repay outstanding indebtedness, which include legal and auditing fees. Among the total loans of $68,341, $25,000 was repaid without interest on May 12, 2005. Net cash provided by financing activities from inception to December 31, 2006 was $319,291 as the result of proceeds received from the founders of the Corporation, from the public offering completed in March 2004 and from the private placement completed in May 2005.

  In the past two years the Corporation has spent $142,679 on its properties. This includes $nil for the claims renewal fee in 2005, $109,000 in 2006 and $25,500 for the cost of our exploration program carried out in January 2006.

  The Corporation has spent a total of $27,449 for legal fees for the year ended December 31, 2006, for the preparation and filing of the annual report, preparation and filing of the quarterly reports and for other legal advice and services.

  The Corporation has spent a total of $24,341 for audit/accounting fees, $10,100 for the quarterly reports for the 2006 year.

  For the year ended December 31, 2006, $3,518 was spent for office administration and general office costs.

  Liquidity and Capital Resources

  As of December 31, 2006, the Corporation has yet to generate any revenues from its business operations.

  The Corporation issued 6,000,000 founders shares on December 31, 2002. This was accounted for as capital of $6,000. On March 23, 2004, the Corporation completed a public offering pursuant to Form SB-2 prospectus by raising $34,950. Since inception, Mr. Dibble and Mr. Derry advanced demand loans to the Corporation in the total sum of $51,340.73, which was used for organizational and start-up costs and the offering expenses incurred prior to the completion of this offering. The loans do not bear interest. On May 3, 2005 the Corporation completed a private placement by issuing 1,400,000 shares of common stock for $140,000, of which $25,000 was repaid to Mr. Derry as partial repayment of his loan to the Corporation. The balance of the proceeds was used for payment of costs for the exploration work of January 2006, legal and accounting fees and working capital.

  On June 23, 2006, the Corporation completed a private placement by issuing 250,000 units, each unit consisting of one share of common stock and one non-transferable share purchase warrant to one subscriber resident in the United States at an offering price of $0.10 per unit for gross offering proceeds of USD$25,000. Each warrant entitles the subscriber to purchase an additional common share in the capital of the Corporation for 12 months at $0.20 per share from the closing of the private placement. The sale of these securities was an exempt distribution pursuant to section 4(6) of the Securities Act. At the time the securities were purchased, the purchaser was an "accredited investor" as defined under the Securities Act. The purchaser acquired the securities for his own account. The certificate evidencing the securities cannot be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act, or pursuant to an applicable exemption from registration. The securities sold are "restricted" securities as defined in Rule 144 of the Rules and Regulations of the SEC. There was no advertising or public solicitation in connection with the transactions by the Corporation. No underwriters were involved with the sale of these shares and no commission or other terms of remuneration were paid to any person in connection with such sale. The Corporation has filed a Form D with the SEC and the related State Securities and Exchange Commission.

  On October 4, 2006, Mr. Dibble loaned $7,000 to the Corporation and on December 12, 2006, Mr. Dibble loaned an additional $10,000 to the Corporation. Both of these loans were not secured, carry no interest and have no specific date for repayment.

  As of December 31, 2006, the Corporation had cash resources of $1,994. The Corporation had total liabilities of $88,629. This was primarily comprised of the $43,341 loan from the founders, $27,888 in accounts payable and accrued liabilities, and $17,400 due for services rendered by Jerry Dibble.

  Safe Harbour

  This Report contains forward-looking statements. These statements relate to future events or future financial performance of the Corporation. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause the Corporation or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect current judgment regarding the direction of the Corporation’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, the Corporation does not intend to update any of the forward-looking statements to conform these statements to actual results.

  ITEM 7. FINANCIAL STATEMENTS.

  The Corporation’s audited financial statements for the fiscal year ended December 31, 2006 are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

  CAPITAL MINERAL INVESTORS, INC.

  (An Exploration Stage Company)

  FINANCIAL STATEMENTS

  DECEMBER 31, 2006

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  BALANCE SHEETS

  STATEMENTS OF OPERATIONS

  STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

  STATEMENTS OF CASH FLOWS

  NOTES TO THE FINANCIAL STATEMENTS

  DALE MATHESON CARR-HILTON LABONTE LLP

  DMCL Chartered Accountants

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Stockholders and Board of Directors of Capital Mineral Investors, Inc

  We have audited the accompanying balance sheets of Capital Mineral Investors, Inc, (an exploration stage company), as of December 31, 2006 and 2005 and the statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and the period from December 31, 2002 (inception) to December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, these financial statements present fairly, in all material respects, the financial position of Capital Mineral Investors, Inc as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years ending December 31, 2006 and 2005 and the period from December 31, 2002 (inception) to December 31, 2006 are in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  "DMCL"

  Dale Matheson Carr-Hilton Labonte llp
  CHARTERED ACCOUNTANTS

  Vancouver, Canada
  April 10, 2007

  　Vancouver Suite 1500 – 1140 West Pender Street, Vancouver, B.C. Canada V6E 4G1, Tel: 604-687-4747 Fax: 684-689-2778

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Balance Sheets
  (In US Dollars)
	December 31, 2006 $	December 31, 2005 $
ASSETS
Current Assets
Cash and cash equivalents	1,994	75,345
Prepaid expenses	-	21,250
Total Current Assets	1,994	96,595
Equipment (Note 2)	3,529	4,342
Total Assets	5,523	100,937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	27,888	16,242
Notes payable (Note 4)	43,341	26,341
Due to related parties (Note 5)	17,400	-
Total Current Liabilities	88,629	42,583
Going concern contingency (Note 1)
Stockholders' Equity (Deficit)
Common Stock , $0.001 par value;
Authorized: 75,000,000 shares
Stock issued and outstanding: 8,699,497 (7,749,497 – 2005)	8,700	7,750
Additional paid in capital	267,250	173,200
Deficit, accumulated during exploration stage	(359,056)	(122,596)
Total Stockholders' Equity (Deficit)	(83,106)	58,354
Total Liabilities and Stockholders' Equity	5,523	100,937

  The accompanying notes are an integral part of these financial statements

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Statements of Operations
  (In U.S. Dollars)
	Cumulative results of operations Dec. 31, 2002 (inception) to Dec. 31, 2006 $	Year Ended Dec. 31, 2006 $	Year Ended Dec. 31, 2005 $
Expenses
Accounting and audit fees	41,610	24,341	11,407
Consulting fees	1,200	-	1,200
Depreciation expense	3,720	1,193	567
Incorporation costs	1,015	-	-
Legal fees	99,434	27,449	13,632
Licenses, and dues	1,082	150	407
Management Fees	15,000	15,000	-
Mineral property costs (Note3)	147,158	138,429	4,250
Office expenses	6,686	3,518	1,984
Office Rent	2,400	2,400	-
Telephone and utilities	6,975	2,310	1,871
Transfer and filing fees	6,557	4,316	1,673
Travel and promotion	26,219	17,354	2,537
	359,056	236,460	39,528

Net Loss	($359,056)	($236,460)	($39,528)
Basic and diluted loss per share		($0.03)	($0.01)
Weighted average number of common shares outstanding		8,292,758	7,243,196

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Statement of Stockholders’ Equity (Deficit)
  For the Period from Date of Inception on December 31, 2002 to December 31, 2006
  (In U.S. Dollars)
	Common Stock
	Number of Shares	Amount $	Additional Paid-In Capital $	Deficit Accumulated During the Exploration Stage $	Total $
Issuance for cash at $0.001 per share	6,000,000	6,000	-	-	6,000
Net loss	-	-	-	(59,842)	(59,842)
Balance December 31, 2003	6,000,000	6,000	-	(59,842)	(53,842)
Issuance for cash at $0.10 per share	349,497	350	34,600	-	34,950
Net loss	-	-	-	(23,226)	(23,226)
Balance December 31, 2004	6,349,497	6,350	34,600	(83,068)	(42,118)
Issuance for cash at $0.10 per share	1,400,000	1,400	138,600	-	140,000
Net loss	-	-	-	(39,528)	(39,528)
Balance December 31, 2005	7,749,497	7,750	173,200	(122,596)	58,354
Issuance for cash at $0.10 per share	250,000	250	24,750	-	25,000
Capital stock issued for mineral property at $0.10 per share	700,000	700	69,300	-	70,000
Net loss	-	-	-	(236,460)	(236,460)
Balance December 31, 2006	8,699,497	8,700	267,250	(359,056)	(83,106)

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Statements of Cash Flows
  (In U.S. Dollars)

	Cumulative results of operations Dec. 31, 2002 (inception) to Dec. 31, 2006 $	Year Ended Dec. 31, 2006 $	Year Ended Dec. 31, 2005 $
Operating Activities
Net loss	(359,056)	(236,460)	(39,528)
Items not representing an outlay of cash:
Depreciation expense	3,720	1,193	567
Changes in operating assets and liabilities:
Prepaid expenses	-	21,250	(21,250)
Accounts payable and accrued liabilities	27,887	11,646	14,912
Due to related parties	17,400	17,400	-
	(310,049)	(184,971)	(45,299)
Financing Activities
Notes payable	43,341	17,000	(25,000)
Common stock subscribed	275,950	95,000	140,000
	319,291	112,000	115,000
Investing Activities
Equipment purchases	(7,248)	(380)	(2,479)

Net increase (decrease) in cash	1,994	(73,351)	67,222
Cash and equivalents, beginning of year	-	75,345	8,123
Cash and cash equivalents, end of year	$1,994	$1,994	$75,345

  The accompanying notes are an integral part of these financial statements

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Financial Statements
  At December 31, 2006
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

  (b) Going Concern

  These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $359,056 as at December 31, 2006 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future exploration activities and operations and ultimately to attain profitable operations. However, there are inherent uncertainties in mineral exploration and management cannot provide assurances that it will be successful in this endeavour.

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

  Basis of Presentation

  These financial statements are presented in United States dollars and have been prepared in accordance with accounting principals generally accepted in the United States.

  Exploration Stage Company

  Capital Mineral Investors, Inc. is classified as an exploration stage company as it does not have an established commercial deposit and is not in the production stage.

  Use of Estimates and Assumptions

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant areas where management has used estimates include the number of years that equipment is amortized and the tax rates used to calculate deferred income taxes.

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Financial Statements
  At December 31, 2006
  (In U.S. Dollars)

  Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Cash and Cash Equivalents

  Cash and cash equivalents consist of cash on deposit and highly liquid short-term interest bearing securities with maturity at the date of purchase of three months or less.

  Income Taxes

  The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109 "Accounting for Income Taxes". Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. At December 31, 2006, full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

  Basic and Diluted Loss per Common Share

  As required by SFAS No. 128, Earnings per Share, basic loss per share is computed by dividing the loss for the period by the weighted average number of common stocks outstanding for the period. Diluted loss per share reflects the potential dilution of securities by including other potential common stock, including stock options and warrants, in the weighted average number of common shares outstanding for a period and is not presented where the effect is anti-dilutive. As the effect of potential dilution of securities has no impact on the current period’s basic loss per share, diluted loss per share is equal to basic loss per share.

  Fair Value of Financial Instruments

  In accordance with the requirements of SFAS No.107, "Disclosures about Fair Value of Financial Instruments", the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities include cash and cash equivalents, accounts payable and note payables, which approximate their carrying value due to the short-term maturity of the instruments.

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents which are not collateralized. The Company limits its exposure to credit loss by placing its cash and cash equivalents with high credit quality financial institutions.

  Long-lived assets

  The Company reviews equipment and certain identifiable intangibles, excluding goodwill, for impairment in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Financial Statements
  At December 31, 2006
  (In U.S. Dollars)

  Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Long -lived assets (continued)

  amount to future undiscounted cash flows the assets are expected to generate. If equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceeds its fair market value. For the year ended December 31, 2006, the Company had no material impairment of its long-lived assets.

  Equipment

  Equipment is stated at cost less accumulated depreciation. Depreciation is based on the declining balance basis at the following rates:

  Computer - 30% per annum

  Office equipment - 20% per annum

  As at December 31, 2006, fixed assets and accumulated depreciation are as follows:

December 31, 2006	Cost	Accumulated Depreciation	Net Book Value
Office equipment	$1,658	$780	$878
Computer	5,591	2,940	2,651
	$7,249	$3,720	$3,529

December 31, 2005	Cost	Accumulated Depreciation	Net Book Value
Office equipment	$1,658	$561	$1,097
Computer	5,211	1,966	3,245
	$6,869	$2,527	$4,342

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
  At December 31, 2006
  (In U.S. Dollars)

  Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Stock-based Compensation

  On January 1, 2006, the Company adopted SFAS No.　123 (revised 2004) (SFAS No.　123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a)　equity instruments of the enterprise or (b)　liabilities that are based on the fair value of the enterprise’s equity instruments or that may　be settled by the issuance of such equity instruments. In January　2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB)　No.　107, which provides supplemental implementation guidance for SFAS No.　123R. SFAS No.　123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No.　25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton ("BSM") option-pricing model to determine the fair-value of stock-based awards under SFAS No.　123R, consistent with that used for pro forma disclosures under SFAS No.　123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No.　123R and accordingly prior periods have not been restated to reflect the impact of SFAS No.　123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No.　123.

  Mineral Property Costs

  The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

  Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are valued at market at the time the shares are due.

  Mineral property exploration costs are expensed as incurred.

  When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because the Company has not yet earned the legal rights to its mineral properties under option agreements, all option payments have been expensed to date.

  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Financial Statements
  At December 31, 2006
  (In U.S. Dollars)

  Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Mineral Property Costs (continued)

  Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

  As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

  To date the Company has not established any proven or probable reserves on its mineral properties.

  Environmental Costs

  Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

  Recent Accounting Pronouncements

  In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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
  At December 31, 2006
  (In U.S. Dollars)

  Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Recent Accounting Pronouncements (continued)

  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.　SFAS No. 156　is effective for an entity's first fiscal year beginning after September 15, 2006.　　This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

  In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 has not had a material effect on the Company’s financial position and results of operations.

  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial a

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Financial Statements
  At December 31, 2006
  (In U.S. Dollars)

  Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  Recent Accounting Pronouncements (continued)

  assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November　15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

  The Hart claims expired as of December 31, 2006, management reviewed the data to date and determined not to renew the Hart claim.

  Que claims

  On May 31, 2006 the Company entered into an Option Agreement (the "Que Agreement") to acquire an option to purchase 80% of 71 claims cells and 14 claims lots in Quebec, Canada. The Company agreed to pay a total $121,000 and issue a total of 1,000,000 common stocks of the Company. The details of the Que Agreement are as follows:

  The Company must pay $1,500 upon execution of the agreement (paid);

  The Company must pay $30,000 within 60 days of execution of the agreement;

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

  The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

  (a) $100,000 on or before May 12th, 2007;

  (b) $300,000 on or before May 12th, 2008 (cumulative); and

  (c) $500,000 on or before May 12th, 2009 (cumulative).

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Financial Statements
  At December 31, 2006
  (In U.S. Dollars)

  Note 3. MINERAL CLAIM (continued)

  B) Que claims (continued)

  The Company will pay a 3% net smelter return as a royalty, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Que Agreement

  The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.

  Subsequent to December 31, 2006, the Optionor agreed to amend the term of the agreement. (Note 9a)

  Golden Darling claims

  On May 31, 2006 the Company entered into an Option Agreement (the "Golden Agreement") to acquire an option to purchase 80% of 5 claims in Boston Township, Larder Lake Mining Division, Ontario, Canada. The Company agreed to pay a total of $75,000 and issue a total of 1,000,000 common stocks of the Company. The details of the Golden Agreement are as follows:

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

  The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000

  Subsequent to December 31, 2006, the Optionor agreed to amend the term of the agreement. (Note 9b)

  Fenton claims

  On May 31, 2006 the Company entered into a Purchase Agreement (the "Fenton Agreement") to purchase 100% of 26 claims in the Guercheville Township, Quebec, Canada for $12,500 (paid). The Company will pay a 3% net smelter return as a royalty, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Fenton Agreement

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Financial Statements
  At December 31, 2006
  (In U.S. Dollars)

  Note 3. MINERAL CLAIM (continued)

  Due to the preliminary stage of exploration activities on the Company’s properties, to date, all mineral property acquisition cost have been impaired and expensed on the statement of operations.

  On June 13, 2006, the owner of the optionor of the Que Agreement, Golden Darling Agreement and Fenton Agreement became a significant shareholder of the Company pursuant to a private share purchase agreement with a former shareholder

  Note 4. NOTES PAYABLE

  Notes payable are due to certain of the Company’s directors, officers and a former director. These notes are unsecured, non-interest bearing, and have no specific terms of repayment

  Note 5. DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

  During the year ended December 31, 2006, The Company had transactions with certain officers and directors of the Company as follows:

  (a) incurred $15,000 (2005 - $nil) in management and consulting fees; and

  (b) incurred $2,400 (2005 - $nil) in rental expense

  All related party transactions were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

  Note 6. CAPITAL STOCK

  75,000,000 common shares with a par value of $0.001 per share.

  During the year ended December 31, 2006, the Company issued:

  250,000 units pursuant to a private placement for total proceeds of $25,000. Each unit consist one common stock and one share purchase warrant. Each share purchase warrants entitles the holder to purchase one common stock for $0.20 per shares for a 12 month period.

  700,000 shares of common stock pursuant to terms of two option agreements and one purchase agreement for acquisition of mineral properties with fair value of $70,000 (Note 3).

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Financial Statements
  At December 31, 2006
  (In U.S. Dollars)

  Note 6. CAPITAL STOCK (continued)

  The Company has issued share purchase warrants as follows:

	Number of warrants	Weighted average exercise price	Weighted average life (months)
Balance, December 31, 2005 and 2004	-	-	-
Issued during the period	250,000	$ 0.20	6
Balance, December 31, 2006	250,000	$0.20	6

  To December 31, 2006, the Company has not granted any stock options or recorded any stock-based compensation.

  Note 7. CONTINGENCIES

  The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations of Canada. Due to the diversity of these regulations, compliance at all times cannot be assured.

  Note 8. INCOME TAXES

  The Company has adopted FASB No. 109 for reporting purposes. As of December 31, 2006, the Company had net operating loss carry forwards of approximately $359,000 that may be available to reduce future years’ taxable income. These carry forwards will begin to expire, if not utilized, commencing in 2022. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

  The Company reviews its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the recoverability of future tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

  A reconciliation of income tax computed at the federal and state statutory tax rates and the Company’s effective tax rate is as follows:

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Financial Statements
  At December 31, 2006
  (In U.S. Dollars)

  Note 8. INCOME TAXES (continued)

	Year ended December 31, 2006	Year ended December 31, 2005
Federal income tax provision at statutory rate	(35.0)%	(35.0)%
States income tax provision at statutory rates, net of federal income tax effect	(7.0)%	(7.0)%
Total income tax provision	(42.0)%	(42.0)%

  The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

	2006	2005
Loss before income taxes	$ (236,460)	$ (39,528)
Corporate tax rate	42.00%	42.00%
Expected tax expense (recovery)	(99,313)	(16,602)
Increase (decrease) resulting from:
Temporary difference on equipment	1,562	1,221
Loss carryforwards	97,751	15,381
Future income tax provision (recovery)	$ -	$ -

  The Company’s deferred tax asset is as follows:

	2006	2005
Long-term deferred tax asset
Loss carry forwards	$ 150,802	$ 52,251
Valuation allowance	(150,802)	(52,251)
	$ -	$ -

  As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

  CAPITAL MINERAL INVESTORS, INC.
  (An Exploration Stage Company)
  Notes to the Financial Statements
  At December 31, 2006
  (In U.S. Dollars)

  Note 9. SUBSEQUENT EVENTS

  On April 1, 2007, the optionor of the Que Agreement has agreed to delay the payments of $30,000 otherwise payable on December 31, 2006, and $40,000 other wise payable on May 12, 2007 pursuant to the terms on the Que Agreement, until July 1, 2007. The optionor has also agreed to extend the payment of the cash Advance Royalty payment of $10,000 otherwise payable on May 31, 2007 until July 1, 2007. The Company has agreed to advance the payment date of 300,000 common shares due on May 12, 2007 and instead make the payment on April 1, 2007. The Company has also agreed to pay the optionor the sum of 200,000 common shares in consideration for this agreement.

  On April 1, 2007, the optionor of the Golden Darling Agreement has agreed to delay the payments of $25,000 otherwise payable on May 12, 2007 pursuant to the terms on the Golden Darling Agreement, until July 1, 2007. The optionor has also agreed to extend the payment of the cash Advance Royalty payment of $10,000 otherwise payable on May 31, 2007 until July 1, 2007. The Company has agreed to advance the payment date of 300,000 common shares due on May 12, 2007 and instead make the payment on April 1, 2007. The Company has also agreed to pay the optionor the sum of 200,000 common shares in consideration for this agreement.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Effective on March 8, 2006, the Corporation dismissed its former accountants, Moen & Company, Chartered Accountants (the "Former Accountants"), which dismissal was approved by the board of directors of the Corporation.

  The Former Accountants’ report on the financial statements of the Corporation for either of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion or was modified as to uncertainty, audit scope, or accounting principles.

  There were no disagreements with the Former Accountants, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the Former Accountants’ satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

  The Former Accountants did not advise the Corporation with respect to any matters stated in Item 304(a)(1)(B) of Regulation S-B under the Securities Act ("Regulation S-B").

  The Corporation engaged its new accountants, Dale Matheson Carr-Hilton Labonte, Chartered Accounts (the "New Accountants") effective March 8, 2006 to audit the Corporation’s financial statements for the fiscal year ended December 31, 2005 and to conduct review engagements on the Corporation’s quarterly financial statements on an ongoing basis thereafter.

  Prior to engaging the New Accountants, the Corporation did not consult with the New Accountants with respect to any matters stated in Item 304(a)(2) of Regulation S-B.

  The Corporation has requested the Former Accountants to furnish a letter (the "Letter") addressed to the SEC stating whether it agrees with the statements made by the Corporation and, if not, stating the respect in which it does not agree. The Letter is filed as an exhibit to this Registration Statement. See "Exhibits".

  ITEM 8A. CONTROLS AND PROCEDURES.

  Based on the evaluation of the Corporation’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 under the Exchange Act, as of December 31, 2006, the end of the fiscal period covered by this Report, the Corporation’s Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO") have concluded that the Corporation’s disclosure controls and procedures are effective.

  Based on the evaluation of internal control over financial reporting required by paragraph (c) of Rule 13a-15 under the Exchange Act, as of December 31, 2006, the end of the fiscal period covered by this Report, the Corporation’s CEO and CFO have concluded that:

  the Corporation is presently unable to segregate duties within the Corporation as a means of internal control over financial reporting;

  the Corporation is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Corporation;

  the Corporation’s present internal control over financial reporting is effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

  there has not been any change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that occurred during the Corporation’s fourth quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

  ITEM 8B. OTHER INFORMATION.

  None.

  PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS & CORPORATE GOVERNANCE; Compliance with Section 16(A) of the Exchange Act.

  Directors and Executive Officers

  Each of the Corporation’s directors is elected by stockholders to a term of one year and services until his or her successor is elected and qualified.

  Each of the Corporation’s officers is appointed by the board of directors of the Corporation for a term of one year and services until his or her successor is duly elected and qualified, or until he or she is removed from the office.

  The board of directors has no nominating, auditing or compensation committees.

  The following table sets forth information pertaining to the Corporation’s directors, executive officers:
Name	Age	Position held with the Corporation	Date First Elected or Appointed	Other Reporting Company Directorship
Jerry Dibble 32603 Fleming Avenue Mission, BC, Canada, V2V 2G8	62	Director President Chief Executive Officer Chief Financial Officer; and Principal Accounting Officer	December 31, 2002 December 31, 2002 December 31, 2002 June 13, 2006	Novawest Resources Inc.
Gary Benson Suite 106 5435 Balboa Blvd Encino CA 91316	49	Director	June 13, 2006	Novawest Resources Inc.

  The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each persons’ principal occupation during the period and the name and principal business of the organization by which he was employed.

  Jerry Dibble

  Mr. Jerry Dibble has been our President, Chief Executive Officer and member of the board of directors since the inception of our business. Mr. Dibble was appointed our Chief Financial Officer on June 13, 2006. Mr. Dibble has devoted approximately 50% of his professional time to the business of the Corporation and intends to continue to devote this amount of time in the future:

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

  Mr. Dibble has benefited from experience gained in the capital markets through his involvement with various public and private companies. He is currently a director of Novawest Resources, Inc. ("Novawest") a publicly trading company engaged in mineral exploration. Novawest trades on the TSX Venture Exchange (the "TSX-V") as a tier one company under the stock symbol ‘NVE’. Mr. Dibble has been a director of Novawest since February 18, 2002.

  Gary Benson

  Mr. Gary Benson has been a member of the board of directors since June 13, 2006. Mr. Benson has devoted approximately 1% of his professional time to the business of the Corporation and intends to devote this amount of time in the future:

  Mr. Gary Benson is a Certified Financial Planner. He is a partner in the southern California firm of Pash and Benson International ("Pash and Benson"). Pash and Benson is a diversified financial planning firm created to assist individuals in arranging their personal and corporate affairs. Pash and Benson assists clients in tax planning, investment planning, retirement planning, insurance planning, and estate planning. Mr. Benson has been assisting clients in this industry for over 25 years.

  Significant Employees

  There are no employees of the Corporation who is not an executive officer but who is expected by the Corporation to make a significant contribution to the business.

  Family Relationships

  There are no family relationships among directors or executive officers of the Corporation.

  Involvement in Certain Legal Proceedings

  None of the directors, executive officers, promoters or control persons of the Corporation have, during the past five years, been involved in any of the following:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

  being subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

  Compliance with Section 16(a) of the Exchange Act

  Section 16(a) of the Exchange Act requires the directors, officers, beneficial owner of more than 10% of any class of equity securities of the Corporation to file with the SEC initial statement of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of shares in the common stock and other equity security on Form 3, 4 and 5 respectively. The above-mentioned persons are required by the SEC to furnish the Corporation with copies of all Section 16(a) reports filed.

  To the best of management’s knowledge, all persons mentioned above have filed the required reports in a timely manner.

  Conflict of Interest

  Management believes that Mr. Dibble may be subject to conflicts of interest, as he is also a director of Novawest Resources Inc.

  Some of the directors and officers of the Corporation are or may become directors or officers of other similar companies engaged in mineral exploration. In this regard, properties may be offered to both the Corporation and these other companies, which could result in the director or officer having a conflict of interest. In order to avoid the possible conflict of interest which may arise between the directors’ duties to the Corporation and their duties to the other companies on whose boards they serve, the directors and officers of the Corporation have agreed to the following:

  the potential conflict of interest would be declared and the director or officer would abstain from voting on any matter in which he/she has a potential conflict.

  participation in other business ventures offered to the directors will be allocated between the various companies and on the basis of prudent business judgment and the relative financial abilities and needs of the companies to participate;

  no commissions or other extraordinary consideration will be paid to such directors and officers; and

  business opportunities formulated by or through other companies in which the directors and officers are involved will not be offered to the Corporation except on the same or better terms than the basis on which they are offered to third party participants.

  Code of Ethics

  Management has adopted a code of ethics in compliance with Item 406 of Regulation S-B that applies to the chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. The Corporation undertakes to provide by mail to any person without charge, upon request, a copy of such code of ethics if and when the Corporation receives the request in writing by mail to:

  Capital Mineral Investors, Inc.
  Suite 700 – 101 Convention Centre Drive
  Las Vegas, Nevada 89109

  Audit Committee and Audit Committee Financial Expert

  At present the Corporation does not have a separately designated standing audit committee. The entire board of directors is acting as the Corporation’s audit committee (the "Audit Committee"), as specified in section 3(a)(58)(b) of the Exchange Act.

  At present the Corporation does not have an audit committee financial expert serving on the Audit Committee. The Corporation is a start-up company and has realized limited revenue from its business operations. However, the Corporation is seeking to locate a financial expert for the Audit Committee.

  ITEM 10. EXECUTIVE COMPENSATION.

  Messrs. Dibble and Benson, officers and directors of the Corporation, were not compensated for their services and there are no plans to compensate them in the near future until such time as the Corporation generates sufficient revenue to do so.

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

  Security Ownership of Certain Beneficial Owners & of Management

  The following table sets forth, as of March 15, 2007, as to each class of equity securities of the Corporation or any of its parents or subsidiaries, including directors’ qualifying shares, beneficially owned by all directors, the named executive officers as defined in Item 402(a)(2) of Regulation S-B, and directors and executive officers of the Corporation as a group. The table also sets forth, the total number of shares beneficially owned and the percent of the class so owned.

  ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares:

  The persons named below may be deemed to be a parent and promoter of our company within the meaning of such terms under the Securities Act, by virtue of their direct and indirect stock holdings. Messrs Dibble and Benson are the only promoters of our company.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Jerry Dibble 32603 Fleming Avenue, Mission, BC, Canada, V2V 2G8	3,002,000	34.63%
Gary Benson Suite 106 - 5435 Balboa Blvd Encino CA 91316	250,000	2.88%
All Officers and Directors, as a Group (2 persons)	3,252,000

  Changes in Control

  To the knowledge of management, there are no present arrangements which may result in a change in control of the Corporation.

  Compensation Plans

  The Corporation has no compensation plans previously approved by security holders or not under which securities are authorized for issuance.

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECT INDEPENDENCE.

  Since the beginning of the Corporation’s last fiscal year, there have been no transactions, or any currently proposed transactions, in which the Corporation was or is to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of the Corporation’s total assets at year –end for the last three completed fiscal years, and in which any related person had or will have a direct or indirect material interest other than the following:

  ITEM 13. EXHIBITS.
Exhibit No.	Document Description
3.1*	Articles of Association
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Jerry Dibble for $8,483.50
4.3**	Promissory Note to Phil Derry for $17,857.23
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1***	Option Agreement for Quebec property dated May 15, 2006
99.2***	Option Agreement for Ontario property dated May 15, 2006
99.3***	Purchase Agreement for Quebec property dated May 15, 2006

  * Incorporated by reference to same exhibit filed with the Corporation's Registration Statement on Form SB-2 filed with the SEC on May 23, 2003 under file number 333-10556.

  ** Incorporated by reference to same exhibit filed with the Corporation's amended annual report on Form 10-KSB filed with the SECT on April 24, 2006 under file number 001-32673.

  *** Incorporated by reference to same exhibit filed with the Corporation's Form 8-K filed with the SEC on May 31, 2006 under file number 001-32673.

  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

  Audit Fees.

  The aggregate fees billed for each of the last two fiscal years 2005 and 2006 for professional services rendered by the principal accountant Dale Matheson Carr-Hilton Labonte, Chartered Accountants, for the audit of the Registrant’s annual financial statements and review of financial statements included in the Registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $7,500 and $10,000 respectively.

  Audit Related Fees.

  There have been no audit related fees billed by any of the Corporation’s accountants from inception of the Corporation to the fiscal year end of December 31, 2006.

  Tax Fees.

  There have been no tax fees billed by any of the Corporation’s accountants from inception of the Corporation to the fiscal year end of December 31, 2006.

  All Other Fees.

  There have been no other fees billed by any of the Corporation’s accountants from inception of the Corporation to the fiscal year end of December 31, 2006.

  5. It is the policy of the Corporation’s board of directors that before the accountant is engaged to render audit or non-audit services, the engagement be approved by the board of directors, which at present is also acting as the Audit Committee of the Corporation.

  6. Not applicable.

  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated: April 16, 2007

  CAPITAL MINERAL INVESTORS, INC.

BY: /s/ "Jerry Dibble" Jerry Dibble Director, President, Chief Executive Officer, Chief Financial Officer Principal Accounting Officer

  In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ "Jerry Dibble" Jerry Dibble Director, President, Chief Executive Officer, Chief Financial Officer Principal Accounting Officer April 16, 2007
/s/ "Gary Benson" Gary Benson Director April 16, 2007

  Rule 13a - 14(a)/15d - 14(a) Certifications

  I, Jerry Dibble, certify that:

  I have reviewed this annual report on Form 10-KSB (the "Report") of Capital Mineral Investors, Inc. (the "Registrant");

  Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respect the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Report;

  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

  (d) disclosed in this Report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

  I have disclosed, based on my most recent evaluation of internal control over financial reporting,, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

  (e) all significant deficiencies and materially weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

  (f) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.
(Signature) (Title) (Date)	/s/ "Jerry Dibble Jerry Dibble Director, President, Chief Executive Officer, Chief Financial Officer Principal Accounting Officer

  Section 1350 Certifications

  CERTIFICATE OF CHIEF EXECUTIVE OFFICER & CHIEF FINANCIAL OFFICER

  Pursuant to 18 U.S.C. Section 1350

  As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  I, Jerry Dibble, a Director and President, who also performs the function of Chief Executive Officer and Chief Financial Officer of Capital Mineral Investors, Inc. (the "Registrant"), certify that the annual report on Form 10-KSB (the "Report") for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on the date hereof:

  fully complies with the requirements of Section 13a or 15d of the Securities Exchange Act of 1934, as amended, and the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Registrant.

By:	/s/ "Jerry Dibble" Jerry Dibble Director, President, Chief Executive Officer, Chief Financial Officer Principal Accounting Officer

  A signed original of this written statement required by Section 906 of Sarbanes-Oxley Act of 2002 has been provided to the Registrant and will be retained by the Registrant and furnished to the Securities and Exchange Commission or its staff upon request.