Form 10KSB/A
period 2006-12-31
CAPITAL MINERAL INVESTORS INC
filed 2008-08-14
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ____________

Commission file number 001-32673

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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [ x ]

State Issuer’s revenues for its most recent fiscal year: $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliates in Rule 12b-2 of the Exchange Act): The aggregate market value based on a share price of $0.10 per share on August 12, 2008 for non-affiliate shares is $176,750.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: August 13, 2008 – 9,699,497 shares of Common Stock

Documents incorporated by reference: None

Transitional Small Business Issuer Format (check one): Yes [ ] No [ x ]

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Business Development

Capital Mineral Investors, Inc. (the “Corporation”) was incorporated under the laws of the State of Nevada on December 31, 2002.

The Corporation’s principal executive offices are located at Suite 700 – 101 Convention Centre Drive, Las Vegas, Nevada 89109 and the telephone number is (702) 284-5848 .

The Corporation has not been involved in any bankruptcy, receivership or similar proceedings nor has there been any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of business of the Corporation.

Business of the Corporation

Overview

The Corporation is a start-up, exploration stage company engaged in the business of the exploration and development of mineral properties.

Presently, the Corporation has an active and material interest in the following properties: (collectively, the Properties”).

1.

The Fenton Property (Guercheville, Quebec); The Corporation purchased a 100% interest in the 26 claims from Maverick Investment Corporation. The claims are still registered in the name of Patrick O’Brien, the sole shareholder and director of Maverick Investment Corporation but the Corporation is the beneficial owner. These 26 mineral claims total approximately 417 hectares (1,030 acres).

2.

The Que Property (Huddersfield, Quebec); The Corporation renewed two mineral claims (numbers 61305 and 61306 in NTS 31F15) and no others for the Que Property. The claims are registered in the name of Patrick O’Brien and the Corporation has an option to acquire 80% of the interest in this property. The size of the claim area are 45.45 (112 acres) and 45.42 hectares (112 acres) respectively

3.

The Golden Darling Property (Larder Lake Mining District, Ontario); The Golden Darling Property consists of 5 contiguous claims (numbers 4208000, 3009278, 3009277, 4207999, and 4208001) of approximately 113 hectares (380 acres) in size. The claims are registered in the name of Patrick O’Brien and the Corporation has an option to acquire 80% of the interest in this property.

Exploration Program Recommendations

The Corporation intends to develop and execute an exploration program for 2008 focused on its Golden Darling Property at a cost of $183,000 subject to the Corporation obtaining adequate financing. Management believes that this property will in the future provide the Corporation with potential for locating economic mineralization once an initial exploration and survey program is conducted. When we have the funds, exploration will be undertaken using modern methods to re-examine and assay previous economic ore grade locations. The exploration program will evaluate historical showings and perform a geophysical survey in conjunction with prospecting and geological mapping. Exploration will be undertaken with the goal of creating targets to test by mechanical trenching and or drilling. Initial exploration activities (grid establishment, geological sampling, soil sampling, rock sampling, geophysical surveys and mechanical trenching where deemed appropriate) do not involve ground disturbance and will not require a work permit. To date this kind of property scale information has not been done on this property. We expect to initiate surveying work during the third quarter of 2008 on the Golden Darling Property.

Our mineral claims do not have any mineral reserves. The properties that are the subject of our mineral claims are undeveloped and do not contain any open-pit or underground mines. There is no mining plant or equipment located on the properties. Exploration is currently on the preliminary stages. Our proposed exploration programs described below are exploratory in nature and there is no assurance that mineral reserves will be found.

The Corporation expects to engage a professional geologist to assist us in conducting mineral exploration. The Corporation has not collected any ore samples to date. When field work and sampling are undertaken, quality assurance and quality control protocols will be implemented and supervised by a professional geologist or trained geophysicist to guarantee assay precision and accuracy procedures and protocols. Presently, we have not hired such a professional.

Presently, we do not have any geological justification for each of our proposed exploration budgets described below because we do not have the funds to hire a professional geologist to make such determination in a recommended exploration program. The budgets described below are management’s best estimates on a proposed exploration program based on their experience and initial assessment of the merits of the property. Management gives no reassurances that the exploration program proposed below is accurate or efficient in assessing the merits of any future and more extensive exploration program. We will have to raise a total of $183,000 to conduct survey work on the Golden Darling Property and we do not give any reassurances that we be successful in raising the money.

If we raise the funds raised in a private financing, the following will be the proposed exploration budgets for the Fenton, Que and Golden Darling Properties, respectively:

Fenton Property Proposed Work Program for 2008 – 2009

Geological mapping, line cutting and magnetometer survey
Geologist 5 days @ $500/day	$2,500
Room, Board, Quad	$2,000
Supplies	$500
Reports and Maps	$2,000
Contingencies	$1,000
Total Fenton	$8,000

Que Property Proposed Work Program for 2009
Geological mapping, line cutting and magnetometer survey
2 technicians @ $500/day for 7 days	$3,500
Room, Board, Quad	$3,000
Supplies	$2,500
Reports and Maps	$2,500
Contingencies	$1,500
Total Que	$13,000

Golden Darling Property Proposed Work Program for 2008
Prospecting and Sampling
2 technicians @ $600/day for 10 days	$6,000
Travel to property	$5,000

Room, Board, Quad	$4,000
Assays 50 @ $20 / sample	$1,000
Supplies	$1,000
Geological mapping,
Geologist 10 days @ $500/day	$5,000
Room, Board, Quad	$4,000
Supplies	$1,000
Reports and Maps	$4,000
Contingencies	$4,000
Diamond Drilling
1000 meters - $125/metre (all inclusive)	$125,000
Report and Maps	$10,000
Contingencies	$13,000
Total Golden Darling	$183,000

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

Governmental Regulations

The Corporation’s mineral exploration program is subject to the Canadian Mineral Tenure Act (the "Act"). This Act sets forth rules for locating claims, posting claims, working claims and reporting work performed. The Corporation is also subject to the applicable Ontario and Quebec Mineral Exploration Codes, which sets out how and where the Corporation can explore for minerals. The Corporation must comply with these laws to operate its business. Compliance with these rules and regulations will not adversely affect the Corporation’s operations.

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

Costs and Effects of Compliance with Environmental Laws

The Corporation is also subject to the environmental laws of Ontario and Quebec . These laws deal with environmental matters relating to the exploration of mining properties. The goals are to protect the environment through a series of regulations affecting health, safety archeological sites and exploration access.

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

Risk Factors

There is no assurance that our business will be profitable. We must conduct exploration to determine what amount and type of minerals, if any, exist on our property. We do not claim to have any reserves whatsoever at this time on any of our claims. An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed.

Because our management does not have formal training specific to the mining industry, there is a higher risk our business will fail.

Our management team does not have any formal training as geologists, or in the technical aspects of management of a company specializing in mining and exploration for base and precious metals. With no direct formal training in these areas, our management may not be fully aware of the specific technical requirements related to working within this industry. Our management team has limited business experience with exploration companies, their decisions and choices may not take into account standard exploration or mining approaches commonly used in the industry. As a result of this inexperience, there is a higher risk of our being unable to complete our business plan for the exploration of our mineral claims. In addition, we will have to rely on the technical services of others with expertise in geological exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk of business failure.

Because our property has not been physically examined by a professional geologist or mining engineer and no one has visited the sites of our property, you cannot rely on the accuracy of any information provided about our property.

Our property has not been physically examined in the field by a professional geologist or mining engineer. The information provided herein about our property cannot be confirmed as to its accuracy and should not be relied upon in your investment decision. If the property is inaccurately described as to the location, geological history, or historical exploration work, you may suffer losses to your investment in our Corporation because our property may not be valuable with respect to the possibility of finding precious metals.

We may not be able to continue as a going concern; we do not have funds to conduct exploration; and we risk losing our property.

Because of our lack of funds and short operating history incurring only expenses, our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor pointed out that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. Presently, we do not have any funds to conduct any exploration program. Our property agreements require us to make payments to the optionor and spend money on exploration. If we do not make these commitments, we may lose our interest in these property option agreements.

Patrick O’Brien, the optionor to our property agreements, controls 52% of our shares and may influence corporate decisions that are inconsistent with the best interest of other shareholders.

Patrick O’Brien, the sole shareholder and director of Maverick Investment Corporation, controls 52% of our common shares. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. O’Brien is able to control the election of our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. O’Brien may not be, at all times, the same as that of other shareholders. Since Mr. O’Brien is not simply a passive investor but is also, indirectly, a contractual party as the optionor in the Que and Golden Darling Property Option Agreements, where the Corporation has an option to acquire an 80% interest in the properties, his interests as a contractual party and significant shareholder may be adverse to those of other investors in the shares of our Corporation. Where those conflicts exist, Mr. O’Brien may not exercise powers fairly to our other shareholders. Mr. O’Brien will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the potential merger with other companies and the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. O’Brien may also have the effect of delaying, deferring or preventing a change in control of the Corporation, which may be disadvantageous to minority shareholders.

Title to the Fenton, Que and Golden Darling claims is registered in the name of Mr. Patrick O’Brien and he may transfer title to third parties without our knowledge.

The Que and Golden Darling Property Option Agreements only give us a right to acquire the respective claims by fulfilling our obligations under the contract. We cannot absolutely prevent Mr. O’Brien from transferring the claims to third parties without our knowledge. A third party has no way of knowing that we have rights to such claims since ownership is registered in the name of Mr. O’Brien at the applicable Minerals Title Office. If these claims are transferred to third parties we may have to litigate in order to determine our ownership rights. There is no way of knowing if Mr. O’Brien will or has transferred the claims to third parties. Our only protection is our contractual rights under the Que and Golden Darling Agreements. We have beneficial ownership of the Fenton claims but title is not registered in our name. Presently, there are no arrangements to transfer legal title to us.

Reports to Security-holders

The Corporation is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such, it is required to file annual, quarterly and current reports, proxy statements and other documents with the U.S. Securities and Exchange Commission (the “SEC”). You may read and copy any material that the Corporation files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at http://www.sec.gov that contains reports, proxy and information statements and other information electronically filed by the Corporation with the SEC.

ITEM 2.	DESCRIPTION OF PROPERTY.

The Hart Property – British Columbia

In September 2006, the Corporation completed sampling and survey work on the Corporation’s existing mining claim located on the Hart property in British Columbia (the “Hart Claim”). The samples were sent out for analysis, and upon a review thereof, it was determined that the Hart Claim was not valuable for further development.

In December 2006, when the Hart Claim expired, management reviewed the data to date and determined not to renew the Hart Claim.

The Fenton Property – Guercheville, Quebec

Overview

On May 31, 2006, the Corporation entered into a purchase agreement (the “Purchase Agreement”) with Maverick Investment Corp. (the “Maverick”), wherein the Corporation purchased for a purchase price of $12,500 from the Vendor an undivided 100% interest in 26 mineral claims totaling approximately 417 hectares and situated on the Fenton property located in Guercheville, Quebec, subject to a net smelter return (a “NSR”) royalty of 3%. An annual advance royalty of $10,000 is payable to Maverick on each anniversary commencing on December 31, 2008 by an extension agreement dated March 18, 2008. The Fenton Property claims are not in good standing as of April 2008 and will need to be re-staked at a cost of CDN$1,200. The work required to be conducted on the property in order to keep the property in good standing is CDN$500 per claim per year. No exploration has yet been undertaken on the Fenton Property.

The claims are registered in the name of Patrick O’Brien, a contractual party to our other property option agreements and significant shareholder of our Corporation beneficially owning 52% of our shares.

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

TERRITOIRE
DU
NOUVEAU QUÉBEC
CHIBOUGAMAU
MATAGAMI
FENTON CLAIMS
Joe Mann Mine
Campbell Chibougamau
ABITIBI
VAL D'OR
Legend
FENTON CLAIMS
0
25
50
Kilometers
CAPITAL MINERAL INVESTORS, INC.
GENERAL LOCATION MAP
FENTON CLAIMS- CHAPAIS AREA
QUEBEC
NTS 32G/1 NAD83
Date: February 4th, 2008
Drawn by: Ian Casidy (CasCAD Mapping & GIS)

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

Claims

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

(Located in NTS Area 32G11, Guercheville Township, Province of Quebec )

The Que Property – Quebec

Overview

On May 31, 2006, the Corporation entered into an option agreement (the “Quebec Option Agreement”) with Maverick for a two year term, wherein the Corporation acquired an option to purchase a 80% interest in 71 mineral claim cells and 14 mineral claim lots situated on the Que property located in Huddersfield, Quebec, subject to a NSR royalty of 3% for a total of US$121,000 and 1,000,000 Shares in the capital of the Corporation. An advance royalty of $10,000 per year is payable to Maverick and commences on December 31, 2008 and is due on each subsequent anniversary until the commencement of commercial production.

In addition, pursuant to the terms of the Quebec Option Agreement, the Corporation has the option to purchase from Maverick one-half of the 3% NSR royalty for the sum of $1,000,000.

The Corporation renewed, on March 30, 2007, what it considered to be the two most prospective claim cells, numbers 61305 and 61306, situated in NTS 31F15, by paying the required renewal fees of a total of CDN$2,592 for both claim cells. The next renewal date is March 30, 2009. The claims cells are 45.45 and 45.42 hectares in area size, respectively. Now, only two claims are subject to the Que Property Option Agreement.

Additionally, the Que Property Option Agreement was amended and restated on March 31, 2008. The schedule for the Corporation to make payments, issue shares and undertake exploration expenditures have been amended as follows:

(a)

The Option to acquire 80% of the Que Property shall be exercised by the Corporation paying to Maverick Investment Corp. a total of US$121,500 and issuing a total of 1,000,000 shares of the Corporation to Maverick in the following manner:

	(i)	$1,500 upon execution of the Agreement (paid);

	(ii)	$30,000 within 60 days of the execution of this Agreement (due date extended to December 31, 2008 by mutual agreement);

	(iii)	400,000 common shares upon the execution of this Agreement (issued May 31, 2006);

	(iv)	$40,000 and 300,000 common shares (issued April 1, 2007) on or before December 31, 2008; and

	(v)	$50,000 and 300,000 common shares on or before December 31, 2009.

(b)	The Corporation shall carry out cumulative exploration expenditures on the Que Property over a three year period in the following manner:

	(i)	$100,000 on or before December 31, 2009;

	(ii)	$300,000 on or before December 31, 2010 (cumulative); and

	(iii)	$500,000 on or before December 31, 2011 (cumulative).

As a result of delaying certain commitments during the year ending December 31, 2006, the Corporation issued 200,000 common shares on April 1, 2007 to the Optionor as additional compensation.

Under the terms of the Amendment Agreement re: Que Property dated March 18, 2008, if the Corporation fails to keep all of the original claims in good standing for the term of the Option Agreement, the Corporation will, upon the loss of more than the majority plus one of the original claims, compensate Maverick by issuing 600,000 common shares of the Corporation to Maverick. These shares have been authorized for issuance on August 5, 2008 to Maverick but have not been issued.

Claim Numbers	NTS	Claim Numbers	NTS	Claim Numbers	NTS
CDC 61375	31F09	CDC 61305	31F15	Range VII, Lot 18 (pending)	31F15
CDC 61376	31F09	CDC 61306	31F15	Range VII, Lot 19 (pending)	31F15

All of the above mineral titles are located in the Province of Quebec, Canada

Location:

The property now consists of 2 claims totaling approximately 91 hectares located in Grand Calumet and Huddersfield Townships, Quebec, being approximately 37 km northwest of Hull on the Ottawa River and 4km NE of the village of Riviere-Berry.

N
Kilometers
0 1 2 4
Legend
QUE CLAIMS
QUE CLAIMS
CAPITAL MINERALS INVESTORS, INC.
CLAIM LOCATION MAP
QUE CLAIMS - QUEBEC

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

The Golden Darling Property – Ontario

Overview

On May 31, 2006, the Corporation entered into an option agreement (the “Golden Darling Option Agreement”) with Maverick for a two year term, wherein the Corporation acquired an option to purchase an 80% interest in 5 mineral claims situated on the Golden Darling property located in Larder Lake Mining District, Ontario, subject to a NSR royalty of 3% for a total of US$75,000 and 1,000,000 Shares in the capital of the Corporation. An advance royalty of $10,000 per year is payable to Maverick and commences on December 31, 2008 and is due on each subsequent anniversary until the commencement of commercial production.

In addition, pursuant to the terms of the Golden Darling Option Agreement, the Corporation has the option to purchase from Maverick one-half of the 3% NSR royalty for the sum of $1,000,000.

Additionally, the Golden Darling Option Agreement was amended and restated on March 31, 2008. The schedule for the Corporation to make payments, issue shares and undertake exploration expenditures have been amended as follows:

(a)

The Option to acquire 80% of the Golden Darling Property shall be exercised by the Corporation paying to Maverick Investment Corp. a total of US$75,000 and issuing a total of 1,000,000 shares of the Corporation to Maverick in the following manner:

	(j)	$25,000 upon execution of the Agreement (paid);

	(ii)	300,000 common shares upon the execution of this Agreement (issued May 31, 2006);

	(iii)	$25,000 and 300,000 common shares (issued April 1, 2007) on or before December 31, 2008; and

	(iv)	$25,000 and 400,000 common shares on or before December 31, 2009;

(b)	The Corporation shall carry out cumulative exploration expenditures on the Golden Darling Property over a three year period in the following manner:

	(i)	$50,000 on or before December 31, 2008;

	(ii)	$150,000 on or before December 31, 2009 (cumulative); and

	(iii)	$350,000 on or before December 31, 2010 (cumulative).

As a result of delaying certain commitments during the year ending December 31, 2006, the Corporation issued 200,000 common shares on April 1, 2007 to the Optionor as additional compensation.

Golden Darling Property Description

The Golden Darling Property consists of 5 contiguous claims of approximately 280 acres in size. It consists of claims numbers 4208000, 3009278, 3009277, 4207999, and 4208001, which are located 16 km southeast of Kirkland Lake, Ontario in the gold producing region of Abitibi Greenstone belt. The property is serviced by paved highway and is accessible for twelve months per year. Gold was discovered in 1914 on the property.

ONTARIO
Golden Darling Claims
Thunder Bay
Timmins
QUEBEC
Sudbury
Ottawa
Toronto
0 50 100 200 300
Kilometers

In May 2007, the Corporation engaged a geophysicist, J. H. Forbes, to conduct line-cutting grid work and a follow up magnetometer survey on the Golden Darling claims. Mr. Forbes performed the work and provided a report to the Corporation and subsequently filed to have the work credits applied to renew the claims as follows:

Claim Number	Renewal Date

4208000	May 26, 2010
3009278	June 02, 2013
3009277	June 02, 2010
4207999	May 26, 2009
4208001	May 26, 2009

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters have been submitted during the fourth quarter of the fiscal year covered by this Report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Corporation’s shares are traded under the symbol “CMIV” on the over-the-counter (“OTC”) market and quoted on the OTC Bulletin Board (the “OTCBB”) operated by the National Association of Securities Dealers (“NASD”). The Shares were listed for trading on the OTC market on October 19, 2005 and quotations reported by NASD since November 16, 2006. The Corporation’s shares were subsequently quoted for trading on the Pink Sheets effective July 15, 2007.

The following table sets forth the range of high and low bid information for the Corporation’s Shares for each quarter within the last two fiscal years.

	03/31/05	06/30/05	09/31/05	12/31/05	03/31/05	06/30/06	09/31/06	12/31/06
High	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Low	n/a	n/a	n/a	n/a	n/a	n/a	n/a	n/a

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The average bid and ask price of the Corporation’s stock on August 12, 2008 was $0.10 per share.

Holders

As of the date hereof, the number of holders of record of Shares is 62 and the number of total issued and outstanding Shares is 9,699,497.

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

Recent Sales of Unregistered Securities

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

In the next 12 months, the Corporation:

1.	intends to conduct research in connection with the exploration of its properties;

2.	does not expect to purchase or sell any plant or significant equipment; and

3.	does not expect significant changes in the number of its employees.

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

On June 23, 2006, the Corporation completed a private placement by issuing 250,000 units, each unit consisting of one share of common stock and one non-transferable share purchase warrant to one subscriber resident in the United States at an offering price of $0.10 per unit for gross offering proceeds of USD$25,000. Each warrant entitles the subscriber to purchase an additional common share in the capital of the Corporation for 12 months at $0.20 per share from the closing of the private placement. The sale of these securities was an exempt distribution pursuant to section 4(6) of the Securities Act. At the time the securities were purchased, the purchaser was an “accredited investor” as defined under the Securities Act. The purchaser acquired the securities for his own account. The certificate evidencing the securities cannot be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act, or pursuant to an applicable exemption from registration. The securities sold are “restricted” securities as defined in Rule 144 of the Rules and Regulations of the SEC. There was no advertising or public solicitation in connection with the transactions by the Corporation. No underwriters were involved with the sale of these shares and no commission or other terms of remuneration were paid to any person in connection with such sale. The Corporation has filed a Form D with the SEC and the related State Securities and Exchange Commission.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
April 10, 2007

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Balance Sheets
(In US Dollars)

	December 31,	December 31,
	2006	2005
	$	$
ASSETS
Current Assets
Cash and cash equivalents	1,994	75,345
Prepaid expenses	-	21,250
Total Current Assets	1,994	96,595

Equipment (Note 2)	3,529	4,342

Total Assets	5,523	100,937

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	27,888	16,242
Notes payable (Note 4)	43,341	26,341
Due to related parties (Note 5)	17,400	-
Total Current Liabilities	88,629	42,583

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

The accompanying notes are an integral part of these financial statements

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Statements of Operations
(In U.S. Dollars)

	Cumulative results
	of operations
	Dec. 31, 2002	Year Ended	Year Ended
	(inception) to	Dec. 31,	Dec. 31,
	Dec. 31, 2006	2006	2005
	$	$	$

Expenses
Accounting and audit fees	41,610	24,341	11,407
Consulting fees	1,200	-	1,200
Depreciation expense	3,720	1,193	567
Incorporation costs	1,015	-	-
Legal fees	99,434	27,449	13,632
Licenses, and dues	1,082	150	407
Management Fees	15,000	15,000	-
Mineral property costs (Note3)	147,158	138,429	4,250
Office expenses	6,686	3,518	1,984
Office Rent	2,400	2,400	-
Telephone and utilities	6,975	2,310	1,871
Transfer and filing fees	6,557	4,316	1,673
Travel and promotion	26,219	17,354	2,537
	359,056	236,460	39,528

Net Loss	($359,056)	($236,460)	($39,528)
Basic and diluted loss per share		($0.03)	($0.01)

Weighted average number of common shares
outstanding		8,292,758	7,243,196

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
For the Period from Date of Inception on December 31, 2002 to December 31, 2006
(In U.S. Dollars)

	Common Stock
				Deficit
			Additional	Accumulated
			Paid-In	During the
	Number	Amount	Capital	Exploration Stage		Total
	of Shares	$	$	$	$
Issuance for cash at $0.001 per
share	6,000,000	6,000	-	-		6,000
Net loss	-	-	-	(59,842)		(59,842)

Balance December 31, 2003	6,000,000	6,000	-	(59,842)		(53,842)

Issuance for cash at $0.10 per
share	349,497	350	34,600	-		34,950
Net loss	-	-	-	(23,226)		(23,226)

Balance December 31, 2004	6,349,497	6,350	34,600	(83,068)		(42,118)

Issuance for cash at $0.10 per
share	1,400,000	1,400	138,600	-		140,000
Net loss	-	-	-	(39,528)		(39,528)
Balance December 31, 2005	7,749,497	7,750	173,200	(122,596)		58,354
Issuance for cash at $0.10 per
share	250,000	250	24,750	-		25,000
Capital stock issued for mineral
property at $0.10 per share	700,000	700	69,300	-		70,000
Net loss	-	-	-	(236,460)		(236,460)
Balance December 31, 2006	8,699,497	8,700	267,250	(359,056)		(83,106)

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(In U.S. Dollars)

	Cumulative results
	of operations
	Dec. 31, 2002	Year Ended	Year Ended
	(inception) to	Dec. 31,	Dec. 31,
	Dec. 31, 2006	2006	2005
	$	$	$
Operating Activities
Net loss	(359,056)	(236,460)	(39,528)
Items not representing an outlay of
cash:
Depreciation expense	3,720	1,193	567

Changes in operating assets and liabilities:
Prepaid expenses	-	21,250	(21,250)
Accounts payable and accrued
liabilities	27,887	11,646	14,912
Due to related parties	17,400	17,400	-
	(310,049)	(184,971)	(45,299)
Financing Activities
Notes payable	43,341	17,000	(25,000)
Common stock subscribed	275,950	95,000	140,000
	319,291	112,000	115,000
Investing Activities
Equipment purchases	(7,248)	(380)	(2,479)

Net increase (decrease) in cash	1,994	(73,351)	67,222
Cash and equivalents, beginning of year	-	75,345	8,123
Cash and cash equivalents, end of year	$1,994	$1,994	$75,345

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109 “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. At December 31, 2006, full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

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

Fair Value of Financial Instruments

In accordance with the requirements of SFAS No.107, “Disclosures about Fair Value of Financial Instruments”, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities include cash and cash equivalents, accounts payable and note payables, which approximate their carrying value due to the short-term maturity of the instruments.

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

Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is based on the declining balance basis at the following rates:

Computer	-	30% per annum
Office equipment	-	20% per annum

As at December 31, 2006, fixed assets and accumulated depreciation are as follows:

		Accumulated	Net Book
December 31, 2006	Cost	Depreciation	Value
Office equipment	$1,658	$780	$878
Computer	5,591	2,940	2,651
	$7,249	$3,720	$3,529

		Accumulated	Net Book
December 31, 2005	Cost	Depreciation	Value
Office equipment	$1,658	$561	$1,097
Computer	5,211	1,966	3,245
	$6,869	$2,527	$4,342

Foreign currency translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates that prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
At December 31, 2006
(In U.S. Dollars)

Note 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006 the first day of the Company’s fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption of SAB No. 108 has not had a material effect on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial a

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

On May 31, 2006 the Company entered into an Option Agreement (the “Que Agreement”) to acquire an option to purchase 80% of 71 claims cells and 14 claims lots in Quebec, Canada. The Company agreed to pay a total $121,000 and issue a total of 1,000,000 common stocks of the Company. The details of the Que Agreement are as follows:

i)	The Company must pay $1,500 upon execution of the agreement (paid);

ii)	The Company must pay $30,000 within 60 days of execution of the agreement;

iii)	The Company must issue 400,000 common stock upon the execution of the agreement (issued);

iv)	The Company must pay $40,000 and issue 300,000 common stock on or before May 12, 2007;

v)	The Company must pay $50,000 and issue 300,000 common stock on or before May 12, 2008;

vi)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

(a) $100,000 on or before May 12th , 2007;

(b) $300,000 on or before May 12th , 2008 (cumulative); and

(c) $500,000 on or before May 12th , 2009 (cumulative).

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
At December 31, 2006
(In U.S. Dollars)

Note 3.	MINERAL CLAIM (continued)

B)	Que claims (continued)

	vii)	The Company will pay a 3% net smelter return as a royalty, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Que Agreement

	viii)	The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.

Subsequent to December 31, 2006, the Optionor agreed to amend the term of the agreement. (Note 9a)

C)	Golden Darling claims

On May 31, 2006 the Company entered into an Option Agreement (the “Golden Agreement”) to acquire an option to purchase 80% of 5 claims in Boston Township, Larder Lake Mining Division, Ontario, Canada. The Company agreed to pay a total of $75,000 and issue a total of 1,000,000 common stocks of the Company. The details of the Golden Agreement are as follows:

	i)	The Company must pay $25,000 upon execution of the agreement (paid);

	ii)	The Company must issue 300,000 common stock upon the execution of the agreement (issued);

	iii)	The Company must pay $25,000 and issue 300,000 common stock on or before May 12, 2007;

	iv)	The Company must pay $25,000 and issue 400,000 common stock on or before May 12, 2008;

	v)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

(a) $50,000 on or before May 12th , 2007;

(b) $150,000 on or before May 12th , 2008 (cumulative); and

(c) $350,000 on or before May 12th , 2009 (cumulative).

	vi)	The Company will pay a 3% net smelter return as a royalty, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Golden Agreement;

	vii)	The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000

Subsequent to December 31, 2006, the Optionor agreed to amend the term of the agreement. (Note 9b)

D)	Fenton claims

On May 31, 2006 the Company entered into a Purchase Agreement (the “Fenton Agreement”) to purchase 100% of 26 claims in the Guercheville Township, Quebec, Canada for $12,500 (paid). The Company will pay a 3% net smelter return as a royalty, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Fenton Agreement

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

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
At December 31, 2006
(In U.S. Dollars)

Note 6.	CAPITAL STOCK (continued)

The Company has issued share purchase warrants as follows:

	Number	Weighted average	Weighted average
	of	exercise price	life (months)
	warrants
Balance, December 31, 2005 and 2004	-	-	-

Issued during the period	250,000	$0.20	6

Balance, December 31, 2006	250,000	$0.20	6

To December 31, 2006, the Company has not granted any stock options or recorded any stock-based compensation.

Note 7.	CONTINGENCIES

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

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company’s effective tax rate is as follows:

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
At December 31, 2006
(In U.S. Dollars)

Note 8.	INCOME TAXES (continued)

	Year ended	Year ended
	December 31, 2006	December 31, 2005

Federal income tax provision at statutory rate	(35.0)%	(35.0)%
States income tax provision at statutory rates,
net of federal income tax effect	(7.0)%	(7.0)%

Total income tax provision	(42.0)%	(42.0)%

The actual income tax provisions differ from the expected amounts calculated by applying the combined federal and state corporate income tax rates to the Company’s loss before income taxes. The components of these differences are as follows:

	2006	2005

Loss before income taxes	$(236,460)	$(39,528)
Corporate tax rate	42.00%	42.00%

Expected tax expense (recovery)	(99,313)	(16,602)

Increase (decrease) resulting from:
Temporary difference on equipment	1,562	1,221
Loss carryforwards	97,751	15,381
Future income tax provision (recovery)	$-	$-

The Company’s deferred tax asset is as follows:

	2006	2005

Long-term deferred tax asset
Loss carry forwards	$150,802	$52,251
Valuation allowance	(150,802)	(52,251)
	$-	$-

As the criteria for recognizing future income tax assets have not been met due to the uncertainty of realization, a valuation allowance of 100% has been recorded for the current and prior year.

CAPITAL MINERAL INVESTORS, INC.
(An Exploration Stage Company)
Notes to the Financial Statements
At December 31, 2006
(In U.S. Dollars)

Note 9.	SUBSEQUENT EVENTS

A)

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

B)

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

Effective on March 8, 2006, the Corporation dismissed its former accountants, Moen & Company, Chartered Accountants (the “Former Accountants”), which dismissal was approved by the board of directors of the Corporation.

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

The Former Accountants did not advise the Corporation with respect to any matters stated in Item 304(a)(1)(B) of Regulation S-B under the Securities Act (“Regulation S-B”).

The Corporation engaged its new accountants, Dale Matheson Carr-Hilton Labonte, Chartered Accounts (the “New Accountants”) effective March 8, 2006 to audit the Corporation’s financial statements for the fiscal year ended December 31, 2005 and to conduct review engagements on the Corporation’s quarterly financial statements on an ongoing basis thereafter.

Prior to engaging the New Accountants, the Corporation did not consult with the New Accountants with respect to any matters stated in Item 304(a)(2) of Regulation S-B.

The Corporation has requested the Former Accountants to furnish a letter addressed to the SEC stating whether it agrees with the statements made by the Corporation and, if not, stating the respect in which it does not agree.

ITEM 8A.	CONTROLS AND PROCEDURES.

Based on the evaluation of the Corporation’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 under the Exchange Act, as of December 31, 2006, the end of the fiscal period covered by this Report, the Corporation’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”) have concluded that the Corporation’s disclosure controls and procedures are effective.

Based on the evaluation of internal control over financial reporting required by paragraph (c) of Rule 13a-15 under the Exchange Act, as of December 31, 2006, the end of the fiscal period covered by this Report, the Corporation’s CEO and CFO have concluded that:

1.	the Corporation is presently unable to segregate duties within the Corporation as a means of internal control over financial reporting;

2.

the Corporation is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Corporation;

3.

the Corporation’s present internal control over financial reporting is effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

4.

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

The board of directors has no nominating, auditing or compensation committees.

The following table sets forth information pertaining to the Corporation’s directors, executive officers:

Name	Age	Position held with the Corporation	Date First Elected or Appointed	Other Reporting Company Directorship
Jerry Dibble 32603 Fleming Avenue Mission, BC, Canada, V2V 2G8	64	Director President Chief Executive Officer Chief Financial Officer; and Principal Accounting Officer	December 31, 2002 December 31, 2002 December 31, 2002 June 13, 2006	Apella Resources Inc.
Gary Benson Suite 106 5435 Balboa Blvd Encino CA 91316	51	Director	June 13, 2006

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

Mr. Dibble has benefited from experience gained in the capital markets through his involvement with various public and private companies. He is currently a director of Apella Resources, Inc. (“Apella”) a publicly trading company engaged in mineral exploration. Apella trades on the TSX Venture Exchange (the “TSX-V”) as a tier one company under the stock symbol ‘APA’. Mr. Dibble has been a director of Apella since February 18, 2002.

Gary Benson

Mr. Gary Benson has been a member of the board of directors since June 13, 2006. Mr. Benson has devoted approximately 1% of his professional time to the business of the Corporation and intends to devote this amount of time in the future:

Mr. Gary Benson is a Certified Financial Planner. He is a partner in the southern California firm of Pash and Benson International (“Pash and Benson”). Pash and Benson is a diversified financial planning firm created to assist individuals in arranging their personal and corporate affairs. Pash and Benson assists clients in tax planning, investment planning, retirement planning, insurance planning, and estate planning. Mr. Benson has been assisting clients in this industry for over 25 years.

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

Involvement in Certain Legal Proceedings

None of the directors, executive officers, promoters or control persons of the Corporation have, during the past five years, been involved in any of the following:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.

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

Conflict of Interest

Management believes that Mr. Dibble may be subject to conflicts of interest, as he is also a director of Apella Resources Inc. Patrick O’Brien beneficially owns 52% of the shares of our Corporation and is also the sole director and shareholder of Maverick Investment Corp., the optionor under our Que and Golden Darling Property Option Agreements. Patrick O’Brien is also the President and director of Apella Resources Inc., a public company listed on the TSX Venture Exchange and also is in the business of mineral exploration.

Some of the directors and officers of the Corporation are or may become directors or officers of other similar companies engaged in mineral exploration. In this regard, properties may be offered to both the Corporation and these other companies, which could result in the director or officer having a conflict of interest. In order to avoid the possible conflict of interest which may arise between the directors’ duties to the Corporation and their duties to the other companies on whose boards they serve, the directors and officers of the Corporation have agreed to the following:

1.	the potential conflict of interest would be declared and the director or officer would abstain from voting on any matter in which he/she has a potential conflict.

2.

participation in other business ventures offered to the directors will be allocated between the various companies and on the basis of prudent business judgment and the relative financial abilities and needs of the companies to participate;

3.	no commissions or other extraordinary consideration will be paid to such directors and officers; and

4.

business opportunities formulated by or through other companies in which the directors and officers are involved will not be offered to the Corporation except on the same or better terms than the basis on which they are offered to third party participants.

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

Capital Mineral Investors, Inc.
Suite 700 – 101 Convention Centre Drive
Las Vegas, Nevada 89109

Audit Committee and Audit Committee Financial Expert

At present the Corporation does not have a separately designated standing audit committee. The entire board of directors is acting as the Corporation’s audit committee (the “Audit Committee”), as specified in section 3(a)(58)(b) of the Exchange Act.

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

Security Ownership of Certain Beneficial Owners & of Management

The following table sets forth, as of August 13, 2008 concerning the common stock owned by persons known by the Corporation to be the beneficial owner of more than five percent of the Corporation’s common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Jerry Dibble 32603 Fleming Avenue, Mission, BC, Canada, V2V 2G8	2,932,000	28.5%
Gary Benson Suite 106 - 5435 Balboa Blvd Encino CA 91316	250,000	2.4%
All Officers and Directors, as a Group (2 persons)	3,182,000	30.9%
Maverick Investment Corp. Suite 1600 – 543 Granville Street, Vancouver. BC. Canada, V6C 1X8	5,350,000(2)	52.0%
Frederick H. Tuvel P.O. Box 85, Kleinburg, Ontario, Canada, L0J 1C0	665,000	6.5%

(1) The percentage of class is based on 10,299,497 shares. Only 9,699,497 shares are outstanding but 600,000 shares have been authorized for issuance on August 5, 2008 but have not been issued but is included in this calculation.

(2) 250,000 of these shares are registered in the name of Patrick O’Brien, the sole shareholder and director of Maverick Investment Corp. A total of 4,500,000 shares are registered in the name of Maverick Investment Corp. Another 600,000 shares will be issued to Maverick and these shares are included in the total number of shares held by Maverick.

Changes in Control

To the knowledge of management, there are no present arrangements, which may result in a change in control of the Corporation.

Compensation Plans

The Corporation has no compensation plans previously approved by security holders or not under which securities are authorized for issuance.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

Patrick O’Brien beneficially owns 52% of our shares. He is also the sole shareholder and director of Maverick Investment Corp., the contractual party and optionor in our Que and Golden Darling Property Option Agreements. Under the Amendment Agreement re: the Que Property dated March 18, 2008, Patrick O’Brien as sole shareholder of Maverick, will be issued 600,000 shares. These shares have not been issued but are included in the calculation of Mr. O’Brien’s 52% ownership. Effectively, Mr. O’Brien will have voting control in any shareholder meeting. Patrick O’Brien is also the registered owner of the minerals claims on the Fenton, Que and Golden Darling Properties. Mr. O’Brien was the vendor that sold the claims pertaining to the Fenton Property to the Corporation but he has not transferred title to the Corporation. Presently, there are no arrangements to transfer legal title to the Corporation.

ITEM 13.	EXHIBITS.

Exhibit	Document Description
No.
3.1*	Articles of Association
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Jerry Dibble for $8,483.50
4.3**	Promissory Note to Phil Derry for $17,857.23
10.1	Amended and Restated Que Property Option Agreement dated March 31, 2008
10.2	Amended and Restated Golden Darling Property Option Agreement dated March 31, 2008
10.3	Amendment Agreement for Royalty Payment for the Fenton Property dated March 18, 2008
10.4	Amendment Agreement re: Que Property dated March 18, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1***	Option Agreement for Quebec property dated May 31 , 2006
99.2***	Option Agreement for Ontario property dated May 31 , 2006
99.3***	Purchase Agreement for Quebec property dated May 31 , 2006

*	Incorporated by reference to same exhibit filed with the Corporation's Registration Statement on Form SB-2 filed with the SEC on May 23, 2003 under file number 333-10556.
**	Incorporated by reference to same exhibit filed with the Corporation's amended annual report on Form 10-KSB filed with the SEC on April 24, 2006 under file number 001-32673.
***	Incorporated by reference to same exhibit filed with the Corporation's Form 8-K filed with the SEC on May 31, 2006 under file number 001-32673.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1.	Audit Fees.

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

2.	Audit Related Fees.

There have been no audit related fees billed by any of the Corporation’s accountants from inception of the Corporation to the fiscal year end of December 31, 2006.

3.	Tax Fees.

There have been no tax fees billed by any of the Corporation’s accountants from inception of the Corporation to the fiscal year end of December 31, 2006.

4.	All Other Fees.

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

Dated: August 13, 2008

CAPITAL MINERAL INVESTORS, INC.

BY:
/s/ “Jerry Dibble”
Jerry Dibble
Director, President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ “Jerry Dibble”
Jerry Dibble
Director, President, Chief Executive Officer, Chief Financial Officer
Principal Accounting Officer
August 13, 2008
/s/ “Gary Benson”
Gary Benson
Director
August 13, 2008