Form 10QSB
period 2007-03-31
CAPITAL MINERAL INVESTORS INC
filed 2008-08-14
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[   ]   Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number 001-32673

CAPITAL MINERAL INVESTORS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	25-1901892
(State of Incorporation)	(I.R.S. Employer Identification No.)

101 Convention Centre Drive, Suite 700
Las Vegas, Nevada 89109
Tel: (702) 284-5848
(Address and telephone number of Registrant's principal
executive offices and principal place of business)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]   No [X]

Total revenues for quarter ended March 31, 2007 were $0.

As of August 13, 2008, the Company had 9,699,497 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I               FINANCIAL INFORMATION

ITEM 1.              Financial Statements

The following unaudited financial statements for the three months ended March 31, 2007 have been prepared by management and reviewed by an independent public accountant using professional standards and procedures for conducting such reviews.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Capital Mineral Investors, Inc.
(An Exploration Stage Company)

March 31, 2007

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	March 31,	December 31,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	8,012	1,994
Total Current Assets	8,012	1,994
Equipment, net	4,166	3,529
Total Assets	12,178	5,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	35,039	27,888
Notes payable (Note 3)	52,341	43,341
Due to related parties (Note 4)	40,924	17,400
Total Liabilities	128,304	88,629
Stockholders’ Deficit
Common Stock, 75,000,000 shares authorized, $0.001 par value
8,699,497 (December 31, 2006 – 8,699,497) shares issued and outstanding	8,700	8,700
Additional Paid-in Capital	267,250	267,250
Deficit Accumulated During the Exploration Stage	(392,076)	(359,056)
Total Stockholders’ Deficit	(116,126)	(83,106)
Total Liabilities and Stockholders’ Deficit	12,178	5,523
Going concern contingency (Note 1)
Subsequent events (Note 6)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Accumulated
	From	For the	For the
	December 31, 2002	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2007	2007	2006
	$	$	$
Expenses

Accounting and audit fees	42,877	1,267	2,241
Consulting fees	1,200	–	–
Depreciation expense	3,988	268	298
Incorporation costs	1,015	–	–
Legal fees	107,919	8,485	6,060
Licenses and dues	1,082	–	–
Management fees (Note 4)	30,000	15,000	–
Mineral property costs (Note 2)	147,158	–	21,250
Office expenses	8,332	1,646	208
Rent	3,600	1,200	–
Telephone and utilities	7,573	598	676
Transfer and filing fees	7,463	906	1,217
Travel and promotion	29,869	3,650	4,055

Total Expenses	392,076	33,020	36,005

Net Loss	(392,076)	(33,020)	(36,005)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)

Weighted Average Shares Outstanding
- Basic and Diluted		8,699,497	7,749,497

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Accumulated From	For the	For the
	December 31, 2002	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(392,076)	(33,020)	(36,005)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation expense	3,988	268	298
Changes in operating assets and liabilities:
Prepaid expenses	–	–	(16,250)
Accounts payable and accrued liabilities	35,038	7,151	1,599
Due to related party	40,924	23,524	–
Net Cash Used in Operating Activities	(312,126)	(2,077)	(50,358)
Investing Activities
Purchase of equipment	(8,153)	(905)	–
Net Cash Used in Investing Activities	(8,153)	(905)	–
Financing Activities
Proceeds from issuance of common stock	275,950	–	–
Common stock subscriptions received	–	–	25,000
Notes payable	52,341	9,000	–
Net Cash Provided by Financing Activities	328,291	9,000	25,000
Increase (Decrease) In Cash	8,012	6,018	(25,358)
Cash - Beginning	–	1,994	75,345
Cash - End	8,012	8,012	49,987

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007
(Unaudited)

1.	Exploration Stage Company

Capital Mineral Investors, Inc. (the “Company”) was incorporated in the State of Nevada on December 31, 2002. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2007, the Company has accumulated losses of $392,076 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in Quebec and Ontario. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from its sole director and, or, a private placement of common stock.

Unaudited Interim Financial Statements

The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2007. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2006.

2.	Mineral Properties

	a)	Que property

On May 31, 2006 the Company entered into an Option Agreement (the “Que Agreement”) to acquire an option to purchase 80% of certain claims located in Quebec, Canada. The Company agreed to pay a total of $121,500 and issue a total of 1,000,000 shares of common stock of the Company. The details of the Que Agreement are as follows:

		i)	The Company must pay $1,500 upon execution of the agreement (paid);

		ii)	The Company must pay $30,000 within 60 days of execution of the agreement (extended to December 31, 2008;

		iii)	The Company must issue 400,000 common stock upon the execution of the agreement (issued);

		iv)	The Company must pay $40,000 (extended to December 31, 2008) and issue 300,000 common stock on or before May 12, 2007 (issued subsequently);

		v)	The Company must pay $50,000 and issue 300,000 common stock on or before May 12, 2008(extended to December 31, 2009);

		vi)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

			a)	$100,000 on or before May 12th, 2007 (extended to December 31, 2009);

			b)	$300,000 on or before May 12th, 2008 (cumulative and extended to December 31, 2010); and

			c)	$500,000 on or before May 12th, 2009 (cumulative and extended to December 31, 2011).

		vii)	The Company will pay a 3% net smelter return (“NSR”), including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Que Agreement (extended to December 31, 2008).

		viii)	The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.

Subsequent to March 31, 2007, the Optionor agreed to amend the terms of the Option Agreement. (See Note 6(a)).

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007
(Unaudited)

2.	Mineral Properties (continued)

	b)	Golden Darling property

On May 31, 2006 the Company entered into an Option Agreement (the “Golden Agreement”) to acquire an option to purchase 80% of certain claims located in Boston Township, Larder Lake Mining Division, Ontario, Canada. The Company agreed to pay a total of $75,000 and issue a total of 1,000,000 shares of common stock of the Company. The details of the Golden Agreement are as follows:

		i)	The Company must pay $25,000 upon execution of the agreement (paid);

		ii)	The Company must issue 300,000 common stock upon the execution of the agreement (issued);

		iii)	The Company must pay $25,000 (extended to December 31, 2008) and issue 300,000 common stock on or before May 12, 2007 (issued subsequently);

		iv)	The Company must pay $25,000 and issue 400,000 common stock on or before May 12, 2008(extended to December 31, 2009);

		v)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

			a)	$50,000 on or before May 12th, 2007 (extended to December 31, 2008);

			b)	$150,000 on or before May 12th, 2008 (cumulative and extended to December 31, 2009); and

			c)	$350,000 on or before May 12th, 2009 (cumulative and extended to December 31, 2010).

		vi)	The Company will pay a 3% NSR, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Golden Agreement (extended to December 31, 2008);

		vii)	The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.

Subsequent to March 31, 2007, the Optionor agreed to amend the terms of the Option Agreement. (See Note 6(b)).

	c)	Fenton property

On May 31, 2006 the Company entered into a Purchase Agreement (the “Fenton Agreement”) to purchase 100% of certain claims in the Guercheville Township, Quebec, Canada for $12,500 (paid). The Company will pay a 3% NSR, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Fenton Agreement (extended to December 31, 2008).

On June 13, 2006, the owner of the optionor of the Que Agreement, Golden Darling Agreement and Fenton Agreement became a significant shareholder of the Company pursuant to a private share purchase agreement with a former shareholder.

3.	Notes Payable

Notes payable are due to certain of the Company’s directors, officers and a former director. These notes are unsecured, non-interest bearing, and have no specific terms of repayment.

4.	Related Party Transactions

During the three-month period ended March 31, 2007, the Company had transactions with certain officers and directors of the Company as follows:

	a)	incurred $15,000 (2006 - $nil) in management fees;

	b)	incurred $1,200 (2006 - $nil) in rental expense;

	c)	the President of the Company paid expenses of $4,324 (2006 - $nil) on behalf of the Company.

As at March 31, 2007, $40,924 (December 2006 - $17,400) was owing to the President of the Company. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

All related party transactions were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

5.	Warrants

The Company has outstanding share purchase warrants as follows:

	Number of	Weighted average	Weighted average
	warrants	exercise price	life (months)
Balance, December 31, 2006	250,000	$0.20	6
Issued during the period	–	–	–
Balance, March 31, 2007	250,000	$0.20	3

To March 31, 2007, the Company has not granted any stock options or recorded any stock-based compensation.

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2007
(Unaudited)

6.	Subsequent Events

a)

On March 31, 2008, the optionor of the Que Agreement agreed to postpone the payments of $30,000 otherwise payable on December 31, 2006 to December 31, 2008, and $40,000 otherwise payable on May 12, 2007 pursuant to the terms on the Que Agreement, December 31, 2008. The optionor also agreed to extend the payment of the cash Advance Royalty payment of $10,000 otherwise payable on May 31, 2007 until December 31, 2008. On April 1, 2007, the Company issued to the optionor the 300,000 common shares originally due on May 12, 2007 and also issued 200,000 common shares due to the extension of the terms of this agreement.

b)

On March 31, 2008, the optionor of the Golden Darling Agreement agreed to postpone the payment of $25,000 otherwise payable on May 12, 2007 pursuant to the terms on the Golden Darling Agreement, until December 31, 2008. The optionor also agreed to extend the payment of the cash Advance Royalty payment of $10,000 otherwise payable on May 31, 2007 until December 31, 2008. On April 1, 2007, the Company issued to the optionor the 300,000 common shares originally due on May 12, 2007 and also issued 200,000 common shares due to the extension of the terms of this agreement.

ITEM 2.              Management's Discussion and Analysis or Plan of Operations.

Business Development

Capital Mineral Investors, Inc. (the “Corporation”) was incorporated under the laws of the State of Nevada on December 31, 2002.

The Corporation’s principal executive offices are located at Suite 700 – 101 Convention Centre Drive, Las Vegas, Nevada 89109 and the telephone number is (702) 284-5848.

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

2.

The Que Property (Huddersfield, Quebec); The Corporation renewed two mineral claims (numbers 61305 and 61306 in NTS 31F15) and no others for the Que Property. The claims are registered in the name of Patrick O’Brien and the Corporation has an option to acquire 80% of the interest in this property. The size of the claim area is 45.45 (112 acres) and 45.42 hectares (112 acres) respectively.

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

Our mineral claims do not have any mineral reserves. The properties that are the subject of our mineral claims are undeveloped and do not contain any open-pit or underground mines. There is no mining plant or equipment located on the properties. Exploration is currently in the preliminary stages. Our proposed exploration programs described below are exploratory in nature and there is no assurance that mineral reserves will be found.

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

If we raise the funds in a private financing, the following will be the proposed exploration budgets for the Fenton, Que and Golden Darling Properties, respectively:

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

Costs and Effects of Compliance with Environmental Laws

The Corporation is also subject to the environmental laws of Ontario and Quebec These laws deal with environmental matters relating to the exploration of mining properties. The goals are to protect the environment through a series of regulations affecting health, safety archeological sites and exploration access.

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

Number of Total Employees and Full-Time Employees

At present, the Corporation has no employees other than Mr. Jerry Dibble. Mr. Dibble holds offices of President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the Corporation. Mr. Dibble does not have an employment agreement with the Corporation. For the three month period ended March 31, 2007, management fees of $15,000 and rent expense of $1,200 were payable to Mr. Dibble and Mr. Dibble paid $4,324 on behalf of the Corporation. As at March 31, 2007, $40,924 was owing to Mr. Dibble and the amount is unsecured, non-interest bearing and has no specific terms of repayment.

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

DESCRIPTION OF PROPERTY

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

The Fenton Property – Guercheville, Quebec

Overview

On May 31, 2006, the Corporation entered into a purchase agreement (the “Purchase Agreement”) with Maverick Investment Corp. (the “Maverick”), wherein the Corporation purchased for a purchase price of $12,500 from the Vendor an undivided 100% interest in 26 mineral claims totaling approximately 417 hectares and situated on the Fenton property located in Guercheville, Quebec, subject to a net smelter return (a “NSR”) royalty of 3%. An annual advance royalty of $10,000 is payable to Maverick on each anniversary commencing on December 31, 2008 (unpaid for 2008) by an extension agreement dated March 18, 2008. The Fenton Property claims are not in good standing as of April 2008 and will need to be re-staked at a cost of CDN$1,200. The work required to be conducted on the property in order to keep the property in good standing is CDN$500 per claim per year. No exploration has yet been undertaken on the Fenton Property.

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

N
T E R R I T O I R E
D U
N O U V E A U - Q U É B E C
CHIBOUGAMAU
MATAGAMI
FENTON CLAIMS
Joe Mann Mine
Campbell Chibougamau
A B I T I B I
VAL D'OR
Legend
FENTON CLAIMS
0
25
50
Kilometers
CAPITAL MINERAL INVESTORS, INC.
GENERAL LOCATION MAP
FENTON CLAIMS- CHAPAIS AREA
QUEBEC
NTS 32G11 NAD83
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

a.

The Option to acquire 80% of the Que Property shall be exercised by the Corporation paying to Maverick Investment Corp. a total of US$121,500 and issuing a total of 1,000,000 shares of the Corporation to Maverick in the following manner:

	(i)	$1,500 upon execution of the Agreement (paid);

	(ii)	$30,000 within 60 days of the execution of this Agreement (due date extended to December 31, 2008 by mutual agreement);

	(iii)	400,000 shares upon the execution of this Agreement (issued May 31, 2006);

	(iv)	$40,000 and 300,000 common shares (issued April 1, 2007) on or before December 31, 2008; and

	(v)	$50,000 and 300,000 common shares on or before December 31, 2009.

b.	The Corporation shall carry out cumulative exploration expenditures on the Que Property over a three year period in the following manner:

	(i)	$100,000 on or before December 31, 2009;

	(ii)	$300,000 on or before December 31, 2010 (cumulative); and

	(iii)	$500,000 on or before December 31, 2011 (cumulative).

As a result of delaying certain commitments for the year ending December 31, 2006, the Company issued 200,000 common shares on April 1, 2007 to the Optionor as additional compensation.

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

350,000
355,000
360,000
365,000
370,000
375,000
380,000
N
Kilometers
0
1
2
4
Legend
QUE CLAIMS
QUE CLAIMS
CAPITAL MINERALS INVESTORS, INC.
CLAIM LOCATION MAP
QUE CLAIMS - QUEBEC
NTS 32F15 (NAD83)
Date: February 4th, 2008
Drawn by: Ian Casidy (CasCAD Mapping & GIS)

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

As a result of delaying certain commitments for the year ending December 31, 2006, the Company issued 200,000 common shares on April 1, 2007 to the Optionor as additional compensation.

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

Results of Operations

From Inception to March 31, 2007.

Since inception, the Corporation has incurred a net loss of $392,076 and no revenues. Legal fees and accounting and audit fees was $150,796. Mineral property costs was $147,158.

Net cash provided by financing activities from inception to March 31, 2007 was $328,291, which was a result of proceeds received from subscriptions of shares totaling $275,950 and a note payable of $52,341.

Liquidity and Capital Resources

As of March 31, 2007, the Corporation has yet to generate any revenues from its business operations.

The Corporation issued 6,000,000 founders shares on March 4, 2003, which was accounted for as capital of $6,000. The Corporation further raised $34,950 in 2004 though a public offering.

As of March 31, 2007, there has been no direct or indirect payment from the proceeds of the public offering to any directors, officers, persons owning 10% or more of Shares, any affiliates of the public or others. Since inception, Jerry Dibble and Phillip Derry have advanced demand loans to the Corporation in the total sum of $51,341, which was used for organizational and start-up costs and the public offering expenses including, legal and auditing fees. The demand loans do not bear interest. Jerry Dibble and Phillip Derry agreed with the Corporation to accept repayment of the demand loans when the Corporation is able to pay them back.

On May 3, 2005, the Corporation raised $140,000 through a private placement and paid back $25,000 to Phillip Derry as partial repayment of the outstanding demand loans to the Corporation. On June 23, 2006, the Corporation raised $25,000 through a private placement.

As of March 31, 2007, the Corporation had cash of $8,012; accounts payable and accrued liabilities of $35,039; notes payable of $52,341; and, liabilities due to related parties of $40,924. As of March 31, 2007, the Corporation had net working deficiency of $120,292.

As at March 31, 2007, the Corporation’s total assets were $12,178, and total liabilities were $128,304. Under the Amended and Restated Que Property Option Agreement, the Corporation is obligated to make total payments of $80,000 to Maverick on or before December 31, 2008. Also, under the Amendment Agreement re: Que Property dated March 18, 2008, 600,000 shares have been authorized for issuance on August 5, 2008 to Maverick Investment Corp. but have not been issued. Under the Amended and Restated Golden Darling Property Option Agreement, the Corporation is obligated to make total payments of $35,000 to Maverick, and make $50,000 of exploration expenditures on the property on or before December 31, 2008.

The Corporation needs to raise more funds by private placement, public offering or loans in order to continue its exploration programs. If the Corporation fails to raise sufficient funds for the mining programs, it will have to suspend or cease operations. The Corporation is presently considering a variety of financing methods in order to further its business development and exploration activities.

Safe Harbour

This quarterly report on Form 10-QSB (the “Report”) for the three months ended March 31, 2007 contains forward-looking statements. These statements relate to future events or future financial performance of the Corporation. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause the Corporation or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements.

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

ITEM 3.              Controls and Procedures

Based on the evaluation of the Corporation’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 under the Exchange Act, as of March 31, 2007, the end of the financial period covered by this Report, the Corporation’s Principal Chief Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”) have concluded that the Corporation’s disclosure controls and procedures are effective.

Based on the evaluation of internal control over financial reporting required by paragraph (c) of Rule 13a-15 under the Exchange Act, as of March 31, 2007, the end of the financial period covered by this Report, the Corporation’s PEO and PFO have concluded that:

1.	the Corporation is presently unable to segregate duties within the Corporation as a means of internal control over financial reporting;

2.

the Corporation is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Corporation;

3.

the Corporation’s present internal control over financial reporting is effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

4.

there has not been any change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that occurred during the Corporation’s first quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II              OTHER INFORMATION

ITEM 1.              Legal Proceedings

Not Applicable.

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

ITEM 3.              Defaults Upon Senior Securities

Not Applicable.

ITEM 4.              Submission of Matters to a Vote of Security Holdings

Not Applicable.

ITEM 5.              Other Information

Not Applicable.

ITEM 6.              Exhibits

Exhibit No.	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Jerry Dibble for $8,483.50
4.3**	Promissory Note to Philip Derry for $17,857.23
10.1***	Amended and Restated Que Property Option Agreement dated March 31, 2008
10.2***	Amended and Restated Golden Darling Property Option Agreement dated March 31, 2008
10.3***	Amendment Agreement for Royalty Payment for the Fenton Property dated March 18, 2008
10.4***	Amendment Agreement re: Que Property dated March 18, 2008
99.1****	Option Agreement for Quebec property dated May 31, 2006
99.2****	Option Agreement for Ontario property dated May 31, 2006
99.3****	Purchase Agreement for Quebec (Fenton) property dated May 31, 2006
31.1	Rule 13(a) – 14(a)/15(d) - 14(a) Certifications
32.1	Section 1350 Certifications

*Filed as an Exhibit to the Corporation's Registration Statement on Form SB-2, dated May 23, 2003, and incorporated herein by this reference.

**Filed as an Exhibit to the Corporation's Form 10-KSB/A on April 24, 2006, and incorporated herein by this reference.

***Filed as an Exhibit to the Corporation's Form 10-KSB/A on August 13, 2008, and incorporated herein by this reference.

****Filed as an Exhibit to the Corporation’s Form 8-K on May 31, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2008

CAPITAL MINERAL INVESTORS, INC.

BY:	/s/ “Jerry Dibble”
Jerry Dibble
President and Director
(who also performs the function of Principal Chief Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

BY:	/s/ “Gary Benson”
Gary Benson
Director