Form 10QSB
period 2007-06-30
CAPITAL MINERAL INVESTORS INC
filed 2008-08-14
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Total revenues for quarter ended June 30, 2007 were $0.

As of August 13, 2008, the Company had 9,699,497 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I               FINANCIAL INFORMATION

ITEM 1.              Financial Statements

The following unaudited financial statements for the six months ended June 30, 2007 have been prepared by management and reviewed by an independent public accountant using professional standards and procedures for conducting such reviews.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Capital Mineral Investors, Inc.
(An Exploration Stage Company)

June 30, 2007

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	1,041	1,994
Total Current Assets	1,041	1,994
Equipment, net	8,076	3,529
Total Assets	9,117	5,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	39,774	27,888
Notes payable (Note 3)	52,341	43,341
Due to related parties (Note 4)	70,208	17,400
Total Liabilities	162,323	88,629
Stockholders’ Deficit
Common Stock, 75,000,000 shares authorized, $0.001 par value
9,699,497 (December 31, 2006 – 8,699,497) shares issued and outstanding	9,700	8,700
Additional Paid-in Capital	366,250	267,250
Deficit Accumulated During the Exploration Stage	(529,156)	(359,056)
Total Stockholders’ Deficit	(153,206)	(83,106)
Total Liabilities and Stockholders’ Deficit	9,117	5,523
Going concern contingency (Note 1)
Subsequent events (Note 6)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From	For the	For the	For the	For the
	December 31, 2002,	Three Months	Three Months	Six Months	Six Months
	(Date of Inception),	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Expenses

Accounting and audit fees	43,243	366	2,000	1,633	4,241
Consulting fees	1,200	–	–	–	–
Depreciation expense	4,425	437	298	705	596
Incorporation costs	1,015	–	–	–	–
Legal fees	110,787	2,868	13,244	11,353	19,304
Licenses and dues	1,082	–	–	–	–
Management fees (Note 4)	45,000	15,000	–	30,000	–
Mineral property costs (Note 2)	256,243	109,085	109,036	109,085	130,286
Office expenses	11,920	3,588	506	5,234	714
Rent	4,800	1,200	–	2,400	–
Telephone and utilities	7,999	426	695	1,024	1,371
Transfer and filing fees	8,045	582	2,206	1,488	3,423
Travel and promotion	33,397	3,528	5,878	7,178	9,933

Total Expenses	529,156	137,080	133,863	170,100	169,868

Net Loss	(529,156)	(137,080)	(133,863)	(170,100)	(169,868)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.02)	(0.02)	(0.02)

Weighted Average Shares Outstanding
- Basic and Diluted		9,688,508	7,999,497	9,196,735	7,875,188

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Accumulated From	For the	For the
	December 31, 2002	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	to June 30,	June 30,	June 30,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(529,156)	(170,100)	(169,868)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation expense	4,425	705	596
Common stock issued for mineral property	100,000	100,000	70,000
Changes in operating assets and liabilities:
	–
Prepaid expenses		–	21,250
Accounts payable and accrued liabilities	39,773	11,886	(2,916)
Due to related party	70,208	52,808	–
Net Cash Used in Operating Activities	(314,750)	(4,701)	(80,938)
Investing Activities
Purchase of equipment	(12,500)	(5,252)	–
Net Cash Used in Investing Activities	(12,500)	(5,252)	–
Financing Activities
Proceeds from issuance of common stock	275,950	–	–
Common stock subscriptions received	–	–	25,000
Notes payable	52,341	9,000	–
Net Cash Provided by Financing Activities	328,291	9,000	25,000
Increase (Decrease) In Cash	1,041	(953)	(55,938)
Cash – Beginning	–	1,994	75,345
Cash – End	1,041	1,041	19,407

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
(Unaudited)

1.	Exploration Stage Company

Capital Mineral Investors, Inc. (the “Company”) was incorporated in the State of Nevada on December 31, 2002. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2007, the Company has accumulated losses of $529,156 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On May 31, 2006 the Company entered into an Option Agreement (the “Que Agreement”) to acquire an option to purchase 80% of certain claims located in Quebec, Canada. The Company agreed to pay a total $121,500 and issue a total of 1,000,000 shares of common stock of the Company. The details of the Que Agreement are as follows:

		i)	The Company must pay $1,500 upon execution of the agreement (paid);

		ii)	The Company must pay $30,000 within 60 days of execution of the agreement (extended to December 31, 2008);

		iii)	The Company must issue 400,000 common stock upon the execution of the agreement (issued);

		iv)	The Company must pay $40,000 (extended to December 31, 2008) and issue 300,000 common stock on or before May 12, 2007 (issued);

		v)	The Company must pay $50,000 and issue 300,000 common stock on or before May 12, 2008(extended to December 31, 2009);

		vi)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

			a)	$100,000 on or before May 12th, 2007 (extended to December 31, 2009);

			b)	$300,000 on or before May 12th, 2008 (cumulative and extended to December 31, 2010); and

			c)	$500,000 on or before May 12th, 2009 (cumulative and extended to December 31, 2011).

		vii)	The Company will pay a 3% net smelter return (“NSR”), including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Que Agreement (extended to December 31, 2008).

		viii)	The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.

Subsequent to June 30, 2007, the Optionor agreed to amend the terms of the Option Agreement. (See Note 6(a)).

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
(Unaudited)

2.	Mineral Properties (continued)

	b)	Golden Darling property

On May 31, 2006 the Company entered into an Option Agreement (the “Golden Agreement”) to acquire an option to purchase 80% of certain claims located in Boston Township, Larder Lake Mining Division, Ontario, Canada. The Company agreed to pay a total of $75,000 and issue a total of 1,000,000 shares of common stock of the Company. The details of the Golden Agreement are as follows:

		i)	The Company must pay $25,000 upon execution of the agreement (paid);

		ii)	The Company must issue 300,000 common stock upon the execution of the agreement (issued);

		iii)	The Company must pay $25,000 (extended to December 31, 2008) and issue 300,000 common stock on or before May 12, 2007 (issued);

		iv)	The Company must pay $25,000 and issue 400,000 common stock on or before May 12, 2008(extended to December 31, 2009);

		v)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

			a)	$50,000 on or before May 12th, 2007 (extended to December 31, 2008);

			b)	$150,000 on or before May 12th, 2008 (cumulative and extended to December 31, 2009); and

			c)	$350,000 on or before May 12th, 2009 (cumulative and extended to December 31, 2010).

		vi)	The Company will pay a 3% NSR, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Golden Agreement (extended to December 31, 2008);

		vii)	The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.

Subsequent to June 30, 2007, the Optionor agreed to amend the terms of the Option Agreement. (See Note 6(b)).

	c)	Fenton property

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

4.	Related Party Transactions

During the six-month period ended June 30, 2007, the Company had transactions with certain officers and directors of the Company as follows:

	a)	incurred $30,000 (2006 - $nil) in management fees;

	b)	incurred $2,400 (2006 - $nil) in rental expense;

	c)	the President of the Company paid expenses of $14,408 (2006 - $nil) on behalf of the Company.

As at June 30, 2007, $70,208 (December 2006 - $17,400) was owing to the President of the Company. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

All related party transactions were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2007
(Unaudited)

5.	Common Stock

a)

On April 1, 2007, the Company issued 300,000 shares of common stock for the Que mineral property as per the Que Agreement, and also issued 200,000 shares of common stock as a result of the extension of the terms of the agreement.

b)

On April 1, 2007, the Company issued 300,000 shares of common stock for the Golden Darling mineral property as per the Golden Agreement, and also issued 200,000 shares of common stock as a result of the extension of the terms of the agreement.

	c)	Warrants

The Company has outstanding share purchase warrants as follows:

	Number of	Weighted average	Weighted average
	warrants	exercise price	life (months)
Balance, December 31, 2006	250,000	$0.20	6
Expired during the period	(250,000)	0.20	–
Balance, June 30, 2007	–	$–	–

To June 30, 2007, the Company has not granted any stock options or recorded any stock-based compensation.

6.	Subsequent Events

a)

On March 31, 2008, the optionor of the Que Agreement agreed to postpone the payments of $30,000 otherwise payable on December 31, 2006 to December 31, 2008 and $40,000 otherwise payable on May 12, 2007 pursuant to the terms on the Que Agreement, until December 31, 2008. The optionor also agreed to extend the payment of the cash Advance Royalty payment of $10,000 otherwise payable on May 31, 2007 until December 31, 2008.

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

Number of Total Employees and Full-Time Employees

At present, the Corporation has no employees other than Mr. Jerry Dibble. Mr. Dibble holds offices of President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the Corporation. Mr. Dibble does not have an employment agreement with the Corporation. For the six month period ended June 30, 2007, management fees of $30,000 and rent expense of $2,400 were payable to Mr. Dibble and Mr. Dibble paid $14,408 on behalf of the Corporation. As at June 30, 2007, $70,208 was owing to Mr. Dibble and the amount is unsecured, non-interest bearing and has no specific terms of repayment.

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
NOUVEAU-QUÉBEC
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
365,000
370,000
375,000
380,000
5,085,000
5,080,000
5,075,000
5,070,000
N
Kilometers
0 1 2 4
Legend
QUE CLAIMS
QUE CLAIMS
GRAND
CALUMET
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

Results of Operations

From Inception to June 30, 2007.

Since inception, the Corporation has incurred a net loss of $529,156 and no revenues. Legal fees and accounting and audit fees was $154,030. Mineral property costs was $256,243.

Net cash provided by financing activities from inception to June 30, 2007 was $328,291, which was a result of proceeds received from subscriptions of shares totaling $275,950 and a note payable of $52,341.

Liquidity and Capital Resources

As of June 30, 2007, the Corporation has yet to generate any revenues from its business operations.

The Corporation issued 6,000,000 founders shares on March 4, 2003, which was accounted for as capital of $6,000. The Corporation further raised $34,950 in 2004 though a public offering.

As of June 30, 2007, there has been no direct or indirect payment from the proceeds of the public offering to any directors, officers, persons owning 10% or more of shares, any affiliates of the public or others. Since inception, Jerry Dibble and Phillip Derry have advanced demand loans to the Corporation in the total sum of $51,341, which was used for organizational and start-up costs and the public offering expenses including, legal and auditing fees. The demand loans do not bear interest. Jerry Dibble and Phillip Derry agreed with the Corporation to accept repayment of the demand loans when the Corporation is able to pay them back.

On May 3, 2005, the Corporation raised $140,000 through a private placement and paid back $25,000 to Phillip Derry as partial repayment of the outstanding demand loans to the Corporation. On June 23, 2006, the Corporation raised $25,000 through a private placement.

As of June 30, 2007, the Corporation had cash of $1,041; accounts payable and accrued liabilities of $39,774; notes payable of $52,341; and, liabilities due to related parties of $70,208. As of June 30, 2007, the Corporation had net working deficiency of $161,282.

As at June 30, 2007, the Corporation’s total assets were $9,117, and total liabilities were $162,323. Under the Amended and Restated Que Property Option Agreement, the Corporation is obligated to make total payments of $80,000 to Maverick on or before December 31, 2008. Also, under the Amendment Agreement re: Que Property dated March 18, 2008, 600,000 shares have been authorized for issuance on August 5, 2008 to Maverick Investment Corp. but have not been issued. Under the Amended and Restated Golden Darling Property Option Agreement, the Corporation is obligated to make total payments of $35,000 to Maverick, and make $50,000 of exploration expenditures on the property on or before December 31, 2008.

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

Safe Harbour

This quarterly report on Form 10-QSB (the “Report”) for the six months ended June 30, 2007 contains forward-looking statements. These statements relate to future events or future financial performance of the Corporation. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause the Corporation or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements.

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

ITEM 3.              Controls and Procedures

Based on the evaluation of the Corporation’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 under the Exchange Act, as of June 30, 2007, the end of the financial period covered by this Report, the Corporation’s Principal Chief Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”) have concluded that the Corporation’s disclosure controls and procedures are effective.

Based on the evaluation of internal control over financial reporting required by paragraph (c) of Rule 13a-15 under the Exchange Act, as of June 30, 2007, the end of the financial period covered by this Report, the Corporation’s PEO and PFO have concluded that:

1.	the Corporation is presently unable to segregate duties within the Corporation as a means of internal control over financial reporting;

2.

the Corporation is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Corporation;

3.

the Corporation’s present internal control over financial reporting is effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

4.

there has not been any change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that occurred during the Corporation’s quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II              OTHER INFORMATION

ITEM 1.              Legal Proceedings

Not Applicable.

ITEM 2.              Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth certain information regarding sales of, and other transactions with respect to, our securities, which sales and other transactions were not registered pursuant to the Securities Act of 1933. Unless otherwise indicated, no underwriters were involved in such transactions.

On April 1, 2007, we issued 500,000 common shares to Maverick Investment Corp. under the terms and conditions of the Que Property Option Agreement.

On April 1, 2007, we issued 500,000 common shares to Maverick Investment Corp. under the terms and conditions of the Golden Darling Property Option Agreement.

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