Form 10QSB
period 2007-09-30
CAPITAL MINERAL INVESTORS INC
filed 2008-08-14
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[ x ] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

Total revenues for quarter ended September 30, 2007 were $0.

As of August 13, 2008, the Company had 9,699,497 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes[ ] No [ x ]

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements

The following unaudited financial statements for the nine months ended September 30, 2007 have been prepared by management and reviewed by an independent public accountant using professional standards and procedures for conducting such reviews.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Capital Mineral Investors, Inc.
(An Exploration Stage Company)

September 30, 2007

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	20	1,994
Total Current Assets	20	1,994
Equipment, net	8,115	3,529
Total Assets	8,135	5,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	43,226	27,888
Notes payable (Note 3)	52,341	43,341
Due to related parties (Note 4)	93,372	17,400
Total Liabilities	188,939	88,629
Stockholders’ Deficit
Common Stock, 75,000,000 shares authorized, $0.001 par value
9,699,497 (December 31, 2006 – 8,699,497) shares issued and outstanding	9,700	8,700
Additional Paid-in Capital	366,250	267,250
Deficit Accumulated During the Exploration Stage	(556,754)	(359,056)
Total Stockholders’ Deficit	(180,804)	(83,106)
Total Liabilities and Stockholders’ Deficit	8,135	5,523

Going concern contingency (Note 1)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From	For the	For the	For the	For the
	December 31, 2002,	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception),	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Expenses

Accounting and audit fees	43,844	601	11,100	2,234	15,341
Consulting fees	1,200	–	–	–	–
Depreciation expense	5,015	590	299	1,295	895
Incorporation costs	1,015	–	–	–	–
Legal fees	110,787	–	4,500	11,353	23,804
Licenses and dues	1,082	–	–	–	–
Management fees (Note 4)	60,000	15,000	–	45,000	–
Mineral property costs (Note 2)	256,243	–	6,599	109,085	136,885
Office expenses	16,489	4,569	144	9,803	858
Rent	6,000	1,200	1,200	3,600	1,200
Telephone and utilities	8,428	429	516	1,453	1,887
Transfer and filing fees	9,953	1,908	150	3,396	3,573
Travel and promotion	36,698	3,301	2,341	10,479	12,274

Total Expenses	556,754	27,598	26,849	197,698	196,717

Net Loss	(556,754)	(27,598)	(26,849)	(197,698)	(196,717)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.02)	(0.02)

Weighted Average Shares Outstanding
– Basic and Diluted		9,699,497	8,699,497	9,366,164	8,098,382

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Accumulated From	For the	For the
	December 31, 2002	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(556,754)	(197,698)	(196,717)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation expense	5,015	1,295	894
Common stock issued for mineral property	100,000	100,000	70,000
Changes in operating assets and liabilities:
	–
Prepaid expenses		–	21,250
Accounts payable and accrued liabilities	43,225	15,337	(5,251)
Due to related party	93,372	75,972	–
Net Cash Used in Operating Activities	(315,142)	(5,093)	(99,322)
Investing Activities
Purchase of equipment	(13,129)	(5,881)	(378)
Net Cash Used in Investing Activities	(13,129)	(5,881)	(378)
Financing Activities
Proceeds from issuance of common stock	275,950	–	–
Common stock subscriptions received	–	–	25,000
Notes payable	52,341	9,000	–
Net Cash Provided by Financing Activities	328,291	9,000	25,000
Increase (Decrease) In Cash	20	(1,974)	(74,700)
Cash – Beginning	–	1,994	75,345
Cash – End	20	20	645

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
(Unaudited)

1.	Exploration Stage Company

Capital Mineral Investors, Inc. (the “Company”) was incorporated in the State of Nevada on December 31, 2002. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2007, the Company has accumulated losses of $556,754 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On May 31, 2006 the Company entered into an Option Agreement (the “Que Agreement”) to acquire an option to purchase 80% of certain claims located in Quebec, Canada. The Company agreed to pay a total $121,500 and issue a total of 1,000,000 shares of common stock of the Company. The details of the Que Agreement are as follows:

		i)	The Company must pay $1,500 upon execution of the agreement (paid);

		ii)	The Company must pay $30,000 within 60 days of execution of the agreement (extended to December 31, 2008);

		iii)	The Company must issue 400,000 common stock upon the execution of the agreement (issued);

		iv)	The Company must pay $40,000 (extended to December 31, 2008) and issue 300,000 common stock on or before May 12, 2007 (issued);

		v)	The Company must pay $50,000 and issue 300,000 common stock on or before May 12, 2008(extended to December 31, 2009);

		vi)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

			a)	$100,000 on or before May 12th, 2007 (extended to December 31, 2008);

			b)	$300,000 on or before May 12th, 2008 (cumulative and extended to December 31, 2010); and

			c)	$500,000 on or before May 12th, 2009 (cumulative and extended to December 31, 2011).

		vii)	The Company will pay a 3% net smelter return (“NSR”), including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Que Agreement (extended to December 31, 2008).

		viii)	The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
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

During the nine-month period ended September 30, 2007, the Company had transactions with certain officers and directors of the Company as follows:

	a)	incurred $45,000 (2006 - $nil) in management fees; and

	b)	incurred $3,600 (2006 - $1,200) in rental expense;

	c)	the President of the Company paid expenses of $18,372 (2006 - $nil) on behalf of the Company.

As at September 30, 2007, $93,372 (December 2006 - $17,400) was owing to the President of the Company. This amount is unsecured, non-interest bearing and has no specific terms of repayment.

All related party transactions were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2007
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

	c)	Warrants

The Company has outstanding share purchase warrants as follows:

	Number of	Weighted average	Weighted average
	warrants	exercise price	life (months)
Balance, December 31, 2006	250,000	$0.20	6
Expired during the period	(250,000)	0.20	–
Balance, September 30, 2007	–	$–	–

To September 30, 2007, the Company has not granted any stock options or recorded any stock-based compensation.

6.	Subsequent Events

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

Number of Total Employees and Full-Time Employees

At present, the Corporation has no employees other than Mr. Jerry Dibble. Mr. Dibble holds offices of President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the Corporation. Mr. Dibble does not have an employment agreement with the Corporation. For the nine month period ended September 30, 2007, management fees of $45,000 and rent expense of $3,600 were payable to Mr. Dibble and Mr. Dibble paid $18,372 on behalf of the Corporation. As at September 30, 2007, $93,372 was owing to Mr. Dibble and the amount is unsecured, non-interest bearing and has no specific terms of repayment.

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
NOUVEAU-QUÉ
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

The Option to acquire 80% of the Que Property shall be exercised by the Corporation paying to Maverick Investment Corp. a total of US$121,500 and issuing a total of 1,000,000 shares of the Corporation to Maverick in the following manner:

	(i)	$1,500 upon execution of the Agreement (paid);

	(ii)	$30,000 within 60 days of the execution of this Agreement (due date extended to May 30, 2008 by mutual agreement);

	(iii)	400,000 common shares upon the execution of this Agreement (issued May 31, 2006);

	(iv)	$40,000 and 300,000 common shares (issued April 1, 2007) on or before December 31, 2008; and

	(v)	$50,000 and 300,000 common shares on or before December 31, 2009.

b.	The Corporation shall carry out cumulative exploration expenditures on the Que Property over a three year period in the following manner:

	(i)	$100,000 on or before December 31, 2009;

	(ii)	$300,000 on or before December 31, 2010 (cumulative); and

	(iii)	$500,000 on or before December 31, 2011 (cumulative).

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
Legend
QUE CLAIMS
QUE CLAIMS
Kilometers
0 1 2 4
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
Sudbury
QUEBEC
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

Results of Operations

From Inception to September 30, 2007.

Since inception, the Corporation has incurred a net loss of $556,754 and no revenues. Legal fees and accounting and audit fees were $154,631. Mineral property costs was $256,243.

Net cash provided by financing activities from inception to September 30, 2007 was $328,291, which was a result of proceeds received from subscriptions of shares totaling $275,950 and a note payable of $52,341.

Liquidity and Capital Resources

As of September 30, 2007, the Corporation has yet to generate any revenues from its business operations.

The Corporation issued 6,000,000 founders shares on March 4, 2003, which was accounted for as capital of $6,000. The Corporation further raised $34,950 in 2004 though a public offering.

As of September 30, 2007, there has been no direct or indirect payment from the proceeds of the public offering to any directors, officers, persons owning 10% or more of shares, any affiliates of the public or others. Since inception, Jerry Dibble and Phillip Derry have advanced demand loans to the Corporation in the total sum of $51,341, which was used for organizational and start-up costs and the public offering expenses including, legal and auditing fees. The demand loans do not bear interest. Jerry Dibble and Phillip Derry agreed with the Corporation to accept repayment of the demand loans when the Corporation is able to pay them back.

On May 3, 2005, the Corporation raised $140,000 through a private placement and paid back $25,000 to Phillip Derry as partial repayment of the outstanding demand loans to the Corporation. On June 23, 2006, the Corporation raised $25,000 through a private placement.

As of September 30, 2007, the Corporation had cash of $20; accounts payable and accrued liabilities of $43,226; notes payable of $52,341; and, liabilities due to related parties of $93,372. As of September 30, 2007, the Corporation had net working deficiency of $188,919.

As at September 30, 2007, the Corporation’s total assets were $8,135, and total liabilities were $188,939. Under the Amended and Restated Que Property Option Agreement, the Corporation is obligated to make total payments of $80,000 to Maverick on or before December 31, 2008. Also, under the Amendment Agreement re: Que Property dated March 18, 2008, 600,000 shares have been authorized for issuance on August 5, 2008 to Maverick Investment Corp. but have not been issued. Under the Amended and Restated Golden Darling Property Option Agreement, the Corporation is obligated to make total payments of $35,000 to Maverick, and make $50,000 of exploration expenditures on the property on or before December 31, 2008.

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

Safe Harbour

This quarterly report on Form 10-QSB (the “Report”) for the nine months ended September 30, 2007 contains forward-looking statements. These statements relate to future events or future financial performance of the Corporation. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause the Corporation or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements.

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

Based on the evaluation of the Corporation’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 under the Exchange Act, as of September 30, 2007, the end of the financial period covered by this Report, the Corporation’s Principal Chief Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”) have concluded that the Corporation’s disclosure controls and procedures are effective.

Based on the evaluation of internal control over financial reporting required by paragraph (c) of Rule 13a-15 under the Exchange Act, as of September 30, 2007, the end of the financial period covered by this Report, the Corporation’s PEO and PFO have concluded that:

1.	the Corporation is presently unable to segregate duties within the Corporation as a means of internal control over financial reporting;

2.

the Corporation is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Corporation;

3.

the Corporation’s present internal control over financial reporting is effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

4.

there has not been any change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that occurred during the Corporation’s quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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