Form 10KSB
period 2007-12-31
CAPITAL MINERAL INVESTORS INC
filed 2008-08-14
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURTIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [   ]   No  [X]

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

Transitional Small Business Issuer Format (check one): Yes [   ]   No [X]

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

Exploration Program Recommendations

The Corporation intends to develop and execute an exploration program for 2008-2009 focused on its Golden Darling Property at a cost of $183,000 subject to the Corporation obtaining adequate financing. Management believes that this property will in the future provide the Corporation with potential for locating economic mineralization once an initial exploration and survey program is conducted. When we have the funds, exploration will be undertaken using modern methods to re-examine and assay previous economic ore grade locations. The exploration program will evaluate historical showings and perform a geophysical survey in conjunction with prospecting and geological mapping. Exploration will be undertaken with the goal of creating targets to test by mechanical trenching and or drilling. Initial exploration activities (grid establishment, geological sampling, soil sampling, rock sampling, geophysical surveys and mechanical trenching where deemed appropriate) do not involve ground disturbance and will not require a work permit. To date this kind of property scale information has not been done on this property. We expect to initiate surveying work during the third quarter of 2008 on the Golden Darling Property.

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

Number of Total Employees and Full-Time Employees

At present, the Corporation has no employees other than Mr. Jerry Dibble. Mr. Dibble holds offices of President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the Corporation. Mr. Dibble dos not have an employment agreement with the Corporation. At December 31, 2007, management fees of $60,000 and rent expense of $4,800 is payable to Mr. Dibble.

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
GRAND
CALUMET

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

	03/31/06	06/30/06	09/31/06	12/31/06	03/31/07	06/30/07	09/31/07	12/31/07
High	n/a	n/a	n/a	n/a	n/a	n/a	0.15	0.15
Low	n/a	n/a	n/a	n/a	n/a	n/a	0.05	0.05

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2007, the end of the Corporation’s most recently completed fiscal year, the Corporation did not have any compensation plans (including individual compensation arrangement) under which equity securities of the Corporation are authorized for issuance.

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

The Corporation has not yet generated or realized any revenues from its business operations. As at December 31, 2007, the Corporation had cash resources of $17. Management believes that the funds will not last for the next 12 months and the Corporation will need to raise additional funds in order to implement its plan of business. The Corporation is presently considering a variety of financing methods including private placement, joint venture and option agreements with third parties.

In the next 12 months, the Corporation:

1.	intends to conduct research in connection with the exploration of its properties;

2.	does not expect to purchase or sell any plant or significant equipment; and

3.	does not expect significant changes in the number of its employees.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the year ended December 31, 2007, the Corporation has incurred a net loss of $226,232 and no revenues. Legal fees and accounting and audit fees was in the amount of $17,795. Mineral property costs incurred for the year ended December 31, 2007 were $109,085.

Net cash provided by financing activities for the year ended December 31, 2007 was $9,000.

Liquidity and Capital Resources

As of December 31, 2007, the Corporation has yet to generate any revenues from its business operations.

The Corporation issued 6,000,000 founders shares on March 4, 2003, which was accounted for as capital of $6,000. The Corporation further raised $34,950 in 2004 though a public offering.

As of December 31, 2007, there has been no direct or indirect payment from the proceeds of the public offering to any directors, officers, persons owning 10% or more of shares, any affiliates of the public or others. Since inception, Jerry Dibble and Phillip Derry have advanced demand loans to the Corporation in the total sum of $52,341, which was used for organizational and start-up costs and the public offering expenses including, legal and auditing fees. The demand loans do not bear interest. Jerry Dibble and Phillip Derry agreed with the Corporation to accept repayment of the demand loans when the Corporation is able to pay them back.

On May 3, 2005, the Corporation raised $140,000 through a private placement and paid back $25,000 to Phillip Derry as partial repayment of the outstanding demand loans to the Corporation. On June 23, 2006, the Corporation raised $25,000 through a private placement.

As of December 31, 2007, the Corporation had cash of $17; accounts payable and accrued liabilities of $48,304; and, liabilities due to related parties of $168,598. As of December 31, 2007, the Corporation had net working deficiency of $216,885.

As at December 31, 2007, the Corporation’s total assets were $7,564, and total liabilities were $216,902. Under the Amended and Restated Que Property Option Agreement, the Corporation is obligated to make total payments of $80,000 to Maverick on or before December 31, 2008. Also, under the Amendment Agreement re: Que Property dated March 18, 2008, 600,000 shares have been authorized for issuance on August 5, 2008 to Maverick Investment Corp. but have not been issued. Under the Amended and Restated Golden Darling Property Option Agreement, the Corporation is obligated to make total payments of $35,000 to Maverick, and make $50,000 of exploration expenditures on the property on or before December 31, 2008.

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

ITEM 7.               FINANCIAL STATEMENTS.

The Corporation’s audited financial statements for the fiscal year ended December 31, 2007 are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Capital Mineral Investors, Inc.
(An Exploration Stage Company)

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors of Capital Mineral Investors, Inc.

We have audited the accompanying balance sheets of Capital Mineral Investors, Inc. (an exploration stage company) as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended and the period from December 31, 2002 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, these financial statements present fairly, in all material respects, the financial position of Capital Mineral Investors, Inc. as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended and the period from December 31, 2002 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
July 18, 2008

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Balance Sheets

	December 31,	December 31,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	17	1,994
Total Current Assets	17	1,994
Equipment (Note 4)	7,547	3,529
Total Assets	7,564	5,523

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	48,304	27,888
Due to related parties (Note 5)	168,598	60,741
Total Liabilities	216,902	88,629
Stockholders’ Deficit
Common Stock, (Note 6) 75,000,000 shares authorized, $0.001 par value
9,699,497 (8,699,497 – December 31, 2006) shares issued and outstanding	9,700	8,700
Additional Paid-in Capital	366,250	267,250
Deficit Accumulated During the Exploration Stage	(585,288)	(359,056)
Total Stockholders’ Deficit	(209,338)	(83,106)
Total Liabilities and Stockholders’ Deficit	7,564	5,523

Going concern contingency (Note 1)
Commitments (Note 3)
Subsequent events (Note 9)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Operations

	Accumulated From
	December 31, 2002,	For the	For the
	(Date of Inception),	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$

Expenses

Accounting and audit fees	48,052	6,442	24,341
Consulting fees	1,200	–	–
Depreciation expense	5,583	1,863	1,193
Incorporation costs	1,015	–	–
Legal fees	110,787	11,353	27,449
Licenses and dues	1,082	–	150
Management fees (Note 5)	75,000	60,000	15,000
Mineral property costs (Note 3)	256,243	109,085	138,429
Office expenses	19,655	12,969	3,518
Rent (Note 5)	7,200	4,800	2,400
Telephone and utilities	8,893	1,918	2,310
Transfer and filing fees	10,496	3,939	4,316
Travel and promotion	40,082	13,863	17,354

Total Expenses	585,288	226,232	236,460

Net Loss	(585,288)	(226,232)	(236,460)

Net Loss Per Share – Basic and Diluted		(0.02)	(0.03)

Weighted Average Shares Outstanding
– Basic and Diluted		9,450,182	8,292,758

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	Accumulated From
	December 31, 2002	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to December 31,	December 31,	December 31,
	2007	2007	2006
	$	$	$
Operating Activities
Net loss	(585,288)	(226,232)	(236,460)
Adjustments to reconcile net loss to net cash
provided by (used in)operating activities:
Depreciation	5,583	1,863	1,193
Common stock issued for mineral property	170,000	100,000	70,000
Changes in operating assets and liabilities:
Prepaid expenses	–	–	21,250
Accounts payable and accrued liabilities	48,303	20,416	11,646
Due to related party	116,257	98,857	17,400
Net Cash Used in Operating Activities	(245,145)	(5,096)	(114,971)
Investing Activities
Purchase of equipment	(13,129)	(5,881)	(380)
Net Cash Used in Investing Activities	(13,129)	(5,881)	(380)
Financing Activities
Proceeds from issuance of common stock	205,950	–	–
Common stock subscriptions received	–	–	25,000
Advances from related parties	52,341	9,000	17,000
Net Cash Provided by Financing Activities	258,291	9,000	42,000
Increase (Decrease) In Cash	17	(1,977)	(73,351)
Cash – Beginning	–	1,994	75,345
Cash – End	17	17	1,994

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
From December 31, 2002 (Date of Inception) to December 31, 2007

				Deficit
	Common Stock			Accumulated
	Number		Additional	During the
	Of		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
		$	$	$	$
Balance, December 31, 2002 (Date of inception)	–	–	–	–	–
Balance, December 31, 2002	–	–	–	–	–
Shares issued for cash at $0.001 per share on January
6, 2003	6,000,000	6,000	–	–	6,000
Net loss for the year	–	–	–	(59,842)	(59,842)
Balance, December 31, 2003	6,000,000	6,000	–	(59,842)	(53,842)
Shares issued for cash at $0.10 per share on
December 23, 2004	349,497	350	34,600	–	34,950
Net loss for the year	–	–	–	(23,226)	(23,226)
Balance, December 31, 2004	6,349,497	6,350	34,600	(83,068)	(42,118)
Shares issued for cash at $0.10 per share on May 3,
2005	1,400,000	1,400	138,600	–	140,000
Net loss for the year	–	–	–	(39,528)	(39,528)
Balance, December 31, 2005	7,749,497	7,750	173,200	(122,596)	58,354
Shares issued for mineral property at $0.10 per share
on May 31, 2006	700,000	700	69,300	–	70,000
Shares issued for cash at $0.10 per shares on June
23, 2006	250,000	250	24,750	–	25,000
Net loss for the year	–	–	–	(236,460)	(236,460)
Balance, December 31, 2006	8,699,497	8,700	267,250	(359,056)	(83,106)
Shares issued for mineral property at $0.10 per share
on April 1, 2007	1,000,000	1,000	99,000	–	100,000
Net loss for the year	–	–	–	(226,232)	(226,232)
Balance, December 31, 2007	9,699,497	9,700	366,250	(585,288)	(209,338)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007

1.	Exploration Stage Company

Capital Mineral Investors, Inc. (the “Company”) was incorporated in the State of Nevada on December 31, 2002. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at December 31, 2007, the Company has accumulated losses of $585,288 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in the Provinces of Quebec and Ontario, Canada. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from its sole director and, or, a private placement of common stock.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year end is December 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to valuation of long-lived assets, stock based compensation and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	d)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	e)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share", which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if- converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	f)	Foreign Currency Translation

The Company’s functional currency is the United States dollar. The financial statements of the Company are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” (“SFAS No. 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	g)	Mineral Property Costs

The Company has been in the exploration stage since its inception on December 31, 2002 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”. The Company assesses the carrying costs for impairment under SFAS No. 144, “Accounting for Impairment or Disposal of Long Lived Assets” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations. To date, all acquisition costs related to the Company’s mineral properties have been impaired and charged to the statement of operations.

	h)	Equipment

Equipment is stated at cost less accumulated depreciation. Depreciation is based on the declining balance at the following rates: Computer – 30% per annum; Office Equipment – 20% per annum.

	i)	Financial Instruments

The carrying value of cash, accounts payable and due to related parties approximates its fair value due to the relatively short maturity of these financial instruments.

	j)	Concentration of Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash which is not collateralized. The Company limits its exposure to credit loss by placing its cash with high credit quality financial institutions.

	k)	Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

	l)	Income Taxes

The Company adopted accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies SFAS No. 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting this standard, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. The adoption of FIN 48 did not have a material impact in the financial statements during the year ended December 31, 2007.

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007

2.	Summary of Significant Accounting Policies (continued)

	m)	Comparative figures

Certain comparative figures have been reclassified to conform to the current year’s presentation.

	n)	Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No.162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities – an Amendment of ARB No. 51”. This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.	Mineral Properties

	Que	Golden Darling	Fenton	Total
	Property	Property	Property
Acquisition costs	$50,000	$50,000	$-	$100,000
Exploration costs	2,280	6,805	-	9,085
December 31, 2007	$52,280	$56,805	$-	$109,085
December 31, 2006	$49,679	$76,250	$12,500	$138,429

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007

3.	Mineral Properties (continued)

	a)	Que property

On May 31, 2006 the Company entered into an Option Agreement (the “Que Agreement”) to acquire an interest in 80% of certain claims located in Quebec, Canada, which was subsequent amended April 1, 2007. The Company agreed to pay a total $121,000 and issue a total of 1,000,000 shares of common stock of the Company. The details of the Que Agreement are as follows:

		i)	The Company must pay $1,500 upon execution of the agreement (paid);

		ii)	The Company must pay $30,000 within 60 days of execution of the agreement (extended to December 31, 2008);

		iii)	The Company must issue 400,000 common stock upon the execution of the agreement (issued May 31, 2006);

		iv)	The Company must pay $40,000 (extended to December 31, 2008) and issue 300,000 common stock on or before May 12, 2007 (issued April 1, 2007);

		v)	The Company must pay $50,000 and issue 300,000 common stock on or before May 12, 2008 (extended to December 31, 2009);

		vi)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

			a)	$100,000 on or before May 12, 2007 (extended to December 31, 2009);

			b)	$300,000 on or before May 12, 2008 (extended to December 31, 2010 - cumulative);

			c)	$500,000 on or before May 12, 2009 (extended to December 31, 2011 - cumulative).

vii)

The Company will pay a 3% net smelter return (“NSR”), including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Que Agreement (extended to December 31, 2008) until the commencement of commercial production. The Company shall receive credit for all advances against the royalty paid when determining the royalty payable upon commencement of commercial production. The Company has the option of paying the royalty advance in shares at twice the value of cash payable.

		viii)	The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.

As a result of delaying certain commitments during the year ending December 31, 2006, the Company issued 200,000 common shares (issued April 1, 2007) to the Optionor as additional compensation.

Subsequent to December 31, 2007, the Que Agreement was amended. (Note 9(a)).

	b)	Golden Darling property

On May 31, 2006 the Company entered into an Option Agreement (the “Golden Agreement”) to acquire an interest in 80% of certain claims located in Boston Township, Larder Lake Mining Division, Ontario, Canada, which was subsequently amended April 1, 2007. The Company agreed to pay a total of $75,000 and issue a total of 1,000,000 shares of common stock of the Company. The details of the Golden Agreement are as follows:

		i)	The Company must pay $25,000 upon execution of the agreement (paid);

		ii)	The Company must issue 300,000 common stock upon the execution of the agreement (issued May 31, 2006);

		iii)	The Company must pay $25,000 (extended to December 31, 2008) and issue 300,000 common stock on or before May 12, 2007 (issued April 1, 2007);

		iv)	The Company must pay $25,000 and issue 400,000 common stock on or before May 12, 2008 (extended to December 31, 2009);

		v)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

			a)	$50,000 on or before May 12, 2007 (extended to December 31, 2008);

			b)	$150,000 on or before May 12, 2008 (extended to December 31, 2009 - cumulative);

			c)	$350,000 on or before May 12, 2009 (extended to December 31, 2010 - cumulative).

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007

3.	Mineral Properties (continued)

	b)	Golden Darling property (continued)

vi)

The Company will pay a 3% NSR, including an annual advance royalty of $10,000 per year commencing on the first anniversary of the Golden Agreement (extended to December 31, 2008) until the commencement of commercial production. The Company shall receive credit for all advances against the royalty paid when determining the royalty payable upon commencement of commercial production. The Company has the option of paying the royalty advance in shares at twice the value of cash payable;

		vii)	The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.

		viii)	If and when the Company exercises the option, an 80% undivided right, title and interest in and to the Property shall vest in the Company free and clear of all charges, encumbrances and claims.

As a result of delaying certain commitments during the year ending December 31, 2006, the Company issued 200,000 common shares (issued April 1, 2007) to the Optionor as additional compensation.

Subsequent to December 31, 2007, the Golden Agreement was amended. (Note 9(b)).

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

Subsequent to December 31, 2007, the advance NSR payment was extended. (Note 9(c)).

4.	Equipment

	December 31, 2007
		Accumulated	Net Book
	Cost	Depreciation	Value
Office equipment	$2,633	$1,079	$1,554
Computer	10,496	4,503	5,993
	$13,129	$5,582	$7,547

	December 31, 2006
		Accumulated	Net Book
	Cost	Depreciation	Value
Office equipment	$1,658	$780	$878
Computer	5,591	2,940	2,651
	$7,249	$3,720	$3,529

5.	Related Party Transactions

During the year ended December 31, 2007, the Company had transactions with certain officers and directors of the Company as follows:

	a)	incurred $60,000 (2006 - $15,000) in management fees;

	b)	incurred $4,800 (2006 - $2,400) in rental expense;

As at December 31, 2007, $168,598 (December 2006 - $60,741) was owing to current and former officers and directors of the Company. These amounts are unsecured, non-interest bearing and has no specific terms of repayment.

All related party transactions were recorded at the exchange amount, which is the value established and agreed to by the related parties.

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007

6.	Common Stock

During the year ended December 31, 2007, the Company issued:

a)

On April 1, 2007, 300,000 shares of common stock for the Que mineral property as per the agreement, and also issued 200,000 shares of common stock as a result of the extension of the terms of the agreement, with a total fair value of $50,000.

b)

On April 1, 2007, 300,000 shares of common stock for the Golden Darling mineral property as per the agreement, and also issued 200,000 shares of common stock as a result of the extension of the terms of the agreement, with a total value of $50,000.

During the year ended December 31, 2006, the Company issued:

a)

On June 23, 2006, 250,000 units pursuant to a private placement for total proceeds of $25,000. Each unit consist one common stock and one share purchase warrant. Each share purchase warrants entitles the holder to purchase one common stock for $0.20 per shares for a 12 month period.

	b)	On May 1, 2006, 700,000 shares of common stock pursuant to terms of two option agreements and one purchase agreement for acquisition of mineral properties with fair value of $70,000.

Warrants

The Company has outstanding share purchase warrants as follows:

	Number of	Weighted average	Weighted average
	warrants	exercise price	life (months)
Balance December 31, 2005	–	$–
Issued during the year	250,000	0.20	6
Balance, December 31, 2006	250,000	0.20	6
Expired during the year	(250,000)	0.20	–
Balance, December 31, 2007	–	$–	–

Stock Options

As at December 31, 2007, the Company has not granted any stock options or recorded any stock-based compensation.

7.	Contingencies

The Company operates in the field of mineral exploration and is therefore subject to provincial and federal environmental regulations of Canada. Due to the diversity of these regulations, compliance cannot be assured.

8.	Income Taxes

A reconciliation of income tax computed at the federal and state statutory tax rates and the Company’s effective tax rate is as follows:

	2007	2006

Net loss before income taxes	$226,232,	$236,460
Statutory tax rate	42%	42%
	(95,017)	(99,313)
Non-deductible items	46,598	1,562
Deductible items	(10,762)	(6,181)
Unrecognized non-capital losses	59,181	103,932

Income tax provision	$–	$–

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
December 31, 2007

8.	Income Taxes (continued)

The significant components of deferred income tax assets at December 31, 2007 and 2006 are as follows:

	2007	2006

Non-capital loss	162,200	150,800
Mineral property	(16,000)	(6,000)
Valuation allowance	146,200	144,800

Net deferred tax asset	$–	$–

Included in the balance at December 31, 2007, are $415,900 of tax positions for which there is uncertainty about the validity of certain credits. The disallowance of the credits would impact the amount of gross deferred tax assets reflected in the accompanying footnotes.

During the year 2007, the Company did not recognize any interest and penalties. Due to the potential offset of the Company’s operating loss carry-forward for any future activity, the amount attributed to interest and penalties would be immaterial.

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

9.	Subsequent Events

a)

On March 31, 2008, the Que Agreement was amended to extend the payments of $30,000 to December 31, 2008, and $40,000 to December 31, 2008, and the payment of the cash Advance Royalty payment of $10,000 was extended to December 31, 2008. The Optionor also agreed to extend the payment of $50,000 and the issuance date of the 300,000 common shares to December 31, 2009, and also extended the cumulative exploration expenditure requirement on the property to December 31, 2009.

Should the Company fail to keep the claims in good standing for the term of the Option Agreement, the Company will, upon the loss of more than the majority plus one of the original claims, compensate the Optionor by issuing 600,000 common shares.

b)

On March 31, 2008, the Golden Agreement was amended to extend the payment of $25,000 to December 31, 2008, and the payment of the cash Advance Royalty payment of $10,000 was extended to December 31, 2008. The Optionor also agreed to extend the payment of $25,000 and the issuance date of 400,000 common shares to December 31, 2009, and also extended the cumulative exploration expenditure requirement on the property to December 31, 2008.

	c)	On March 18, 2008, the Optionor of the Fenton Agreement agreed to extend the payment of the cash Advance Royalty payment of $10,000 otherwise payable on May 31, 2007 to December 31, 2008.

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

ITEM 8A.             CONTROLS AND PROCEDURES.

As of December 31, 2007, the disclosure controls and procedures in place have been evaluated and are sufficient to ensure the accurate and full disclosure of financial matters.

The management of the Corporation is responsible for establishing and maintaining adequate internal controls over the financial reporting of the Corporation. The Corporation uses the following framework to evaluate the effectiveness of the internal controls over financial reporting:

1.

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurances that information, which is required to be timely disclosed, is accumulated and communicated to management in a timely fashion, given the present size, nature and scope of our organization.

2.

In the ordinary course of business, we review our system of internal control over financial reporting and make appropriate changes to our system and processes to improve controls and increase efficiency that management believes are necessary for our organization at the present stage of development. Changes in the future, when we have the appropriate funding and developed the organizational complexity, may include such activities as implementing new technologies to provide more efficient systems and automating manual processes.

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of management, including our Chief Executive and Chief Financial Officer. Based upon that evaluation, our Chief Executive and Chief Financial Officer concluded that, given the present size, nature and scope of our organization, our present disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Corporation in the reports, that it files or submits under the Securities Exchange Act of 1934, is accumulated and communicated to management to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-Integrated Framework. Based on such assessment and those criteria, management believes that, given the present size, nature and scope of our organization, the Corporation maintained effective internal control over financial reporting as of December 31, 2007. Management believes that its daily involvement with the business and the centralized nature of information aggregation provide it with adequate knowledge to identify the financial reporting risks and related controls.

Presently, we do not have an audit committee nor an “audit committee financial expert”. Our level of operations do not presently justify the retainment of an audit committee financial expert nor are we in a financial position to attract, retain and compensate an additional director who will qualify as such an expert. Our future intention is to retain a director or an audit committee member who is qualified to be a financial expert. Presently, our Chief Executive and Financial Officer does not have the employment experience, knowledge of financial statements, finance and accounting experience necessary to supervise and provide such oversight responsibilities. When we have the appropriate funding, we will hire the necessary financial staff to supervise, manage and assess our financial systems. Additionally, the functions of a Chief Executive Officer and Chief Financial Officer have not been separated and there will be inherent conflicts, potential abuse and weaknesses in our internal control systems as a result of one person performing both functions. In the future when it is economically feasible, we will separate the functions of the Chief Executive Officer and Chief Financial Officer. Management does not believe that these weaknesses are material at this stage of development of the Corporation.

Due to its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate in the future.

ITEM 8B.             CHANGES IN INTERNAL CONTROLS.

The Corporation’s accounting firm has not issued an attestation report on the management’s assessment of the Corporation’s internal controls. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this annual report. There have been no significant changes in our internal controls over financial reporting that occurred during the year ended December 31, 2007 that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Jerry Dibble 32603 Fleming Avenue, Mission, BC, Canada, V2V 2G8	2,932,000	28.5%
Gary Benson Suite 106 - 5435 Balboa Blvd Encino CA 91316	250,000	2.4%
All Officers and Directors, as a Group (2 persons)	3,182,000	30.9%
Maverick Investment Corp. Suite 1600 – 543 Granville Street, Vancouver. BC. Canada, V6C 1X8	5,350,000(2)	52.0%
Frederick H. Tuvel, P.O. Box 85, Kleinberg, Ontario, Canada, L0J 1C0	665,000	6.5%

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

ITEM 13.             EXHIBITS.

Exhibit	Document Description
No.
3.1*	Articles of Association
3.2*	Bylaws
4.1*	Specimen Stock Certificate
4.2*	Promissory Note to Jerry Dibble for $8,483.50
4.3**	Promissory Note to Phil Derry for $17,857.23
10.1***	Amended and Restated Que Property Option Agreement dated March 31, 2008
10.2***	Amended and Restated Golden Darling Property Option Agreement dated March 31, 2008
10.3***	Amendment Agreement for Royalty Payment for the Fenton Property dated March 18, 2008
10.4***	Amendment Agreement re: Que Property dated March 18, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certifications
32.1	Section 1350 Certifications
99.1****	Option Agreement for Quebec property dated May 31, 2006
99.2****	Option Agreement for Ontario property dated May 31, 2006
99.3****	Purchase Agreement for Quebec property dated May 31, 2006

*	Incorporated by reference to same exhibit filed with the Corporation's Registration Statement on Form SB-2 filed with the SEC on May 23, 2003 under file number 333-10556.

**	Incorporated by reference to same exhibit filed with the Corporation's amended annual report on Form 10-KSB filed with the SEC on April 24, 2006 under file number 001-32673.

***	Filed as an Exhibit to the Corporation's Form 10-KSB/A on August 13, 2008, and incorporated herein by this reference.

****	Incorporated by reference to same exhibit filed with the Corporation's Form 8-K filed with the SEC on May 31, 2006 under file number 001-32673.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1.	Audit Fees.

The aggregate fees billed for each of the last two fiscal years 2006 and 2007 for professional services rendered by the principal accountant Dale Matheson Carr-Hilton Labonte, Chartered Accountants, for the audit of the Registrant’s annual financial statements and review of financial statements included in the Registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $6,442 and $24,341 respectively.

2.	Audit Related Fees.

There have been no audit related fees billed by any of the Corporation’s accountants from inception of the Corporation to the fiscal year end of December 31, 2007.

3.	Tax Fees.

There have been no tax fees billed by any of the Corporation’s accountants from inception of the Corporation to the fiscal year end of December 31, 2007.

4.	All Other Fees.

There have been no other fees billed by any of the Corporation’s accountants from inception of the Corporation to the fiscal year end of December 31, 2007.

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