Form 10QSB
period 2008-03-31
CAPITAL MINERAL INVESTORS INC
filed 2008-08-14
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Total revenues for quarter ended March 31, 2008 were $0.

As of August 13, 2008, the Company had 9,699,497 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I                 FINANCIAL INFORMATION

ITEM 1.               Financial Statements

The following unaudited financial statements for the three months ended March 31, 2008 have been prepared by management and reviewed by an independent public accountant using professional standards and procedures for conducting such reviews.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Capital Mineral Investors, Inc.
(An Exploration Stage Company)

March 31, 2008

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

		December 31,
	March 31,	2007
	2008	$
	$	(audited)

ASSETS
Current Assets
Cash	34	17
Prepaid	1,006	–
Total Current Assets	1,040	17
Equipment, net	7,020	7,547
Total Assets	8,060	7,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	46,103	48,304
Due to related parties (Note 3)	196,340	168,598
Total Liabilities	242,443	216,902
Stockholders’ Deficit
Common Stock, 75,000,000 shares authorized, $0.001 par value
9,699,497 shares issued and outstanding (December 31, 2007 – 9,699,497)	9,700	9,700
Additional Paid-in Capital	366,250	366,250
Obligation to issue shares (Note 2)	60,000	–
Deficit Accumulated During the Exploration Stage	(670,333)	(585,288)
Total Stockholders’ Deficit	(234,383)	(209,338)
Total Liabilities and Stockholders’ Deficit	8,060	7,564

Going concern contingency (Note 1)
Contingency (Note 4)

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From	For the	For the
	December 31, 2002,	Three Months	Three Months
	(Date of Inception),	Ended	Ended
	to March 31,	March 31,	March 31,
	2008	2008	2007
	$	$	$

Expenses

Accounting and audit fees	48,052	–	1,267
Consulting fees	1,200	–	–
Depreciation expense	6,110	527	268
Incorporation costs	1,015	–	–
Legal fees	110,787	–	8,485
Licenses and dues	1,580	498	–
Management fees (Note 3)	90,000	15,000	15,000
Mineral property costs (Note 2)	316,243	60,000	–
Office expenses	20,198	543	1,646
Rent (Note 3)	8,400	1,200	1,200
Telephone and utilities	9,348	455	598
Transfer and filing fees	13,411	2,915	906
Travel and promotion	43,989	3,907	3,650

Total Expenses	670,333	85,045	33,020

Net Loss	(670,333)	(85,045)	(33,020)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)

Weighted Average Shares Outstanding
– Basic and Diluted		9,699,497	8,699,497

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Accumulated From	For the	For the
	December 31, 2002	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss	(670,333)	(85,045)	(33,020)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation	6,110	527	268
Common stock issued for mineral property	230,000	60,000	–
Changes in operating assets and liabilities:
	–
Prepaid expenses	(1,006)	(1,006)	–
Accounts payable and accrued liabilities	46,102	(2,201)	7,151
Due to related party	140,999	24,742	23,524
Net Cash Used in Operating Activities	(248,128)	(2,983)	(2,077)
Investing Activities
Purchase of equipment	(13,129)	–	(905)
Net Cash Used in Investing Activities	(13,129)	–	(905)
Financing Activities
Proceeds from issuance of common stock	205,950	–	–
Advances from related parties	55,341	3,000	9,000
Net Cash Provided by Financing Activities	261,291	3,000	9,000
Increase In Cash	34	17	6,018
Cash – Beginning	–	17	1,994
Cash – End	34	34	8,012

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Unaudited)

1.	Exploration Stage Company

Capital Mineral Investors, Inc. (the “Company”) was incorporated in the State of Nevada on December 31, 2002. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at March 31, 2008, the Company has a working capital deficiency of $241,403 and has accumulated losses of $670,333 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties in the province of Quebec and Ontario, Canada. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from its sole director and, or, a private placement of common stock.

Unaudited Interim Financial Statements

The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information and conforms with instructions to Form 10-Q and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2007.

2.	Mineral Properties

	a)	Que property

On May 31, 2006 the Company entered into an Option Agreement (the “Que Agreement”) to acquire an option to purchase 80% of certain claims located in Quebec, Canada. The Company agreed to pay a total $121,500 and issue a total of 1,000,000 shares of common stock of the Company. On March 31, 2008, the Que Agreement was amended. The details of the Que Agreement are as follows:

		i)	The Company must pay $1,500 upon execution of the agreement (paid);
		ii)	The Company must pay $30,000 on or before December 31, 2008;
		iii)	The Company must issue 400,000 common stock upon the execution of the agreement (issued May 31, 2006);
		iv)	The Company must pay $40,000 and issue 300,000 common stock (issued April 1, 2007) on or before December 31, 2008;
		v)	The Company must pay $50,000 and issue 300,000 common stock on or before December 31, 2009;
		vi)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:
			a)	$100,000 on or before December 31, 2009;
			b)	$300,000 on or before December 31, 2010 (cumulative);
			c)	$500,000 on or before December 31, 2011 (cumulative);
vii)

The Company will pay a 3% net smelter return (“NSR”), including an annual advance royalty of $10,000 per year commencing on December 31, 2008 until the commencement of commercial production. The Company shall receive credit for all advances against the royalty paid when determining the royalty payable upon commencement of production. The Company has the option of paying the royalty advance in shares at twice the value of cash payable;

		viii)	The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Unaudited)

2.	Mineral Properties (continued)

	a)	Que property (continued)

As a result of delaying certain commitments during the year ending December 31, 2006, the Company issued 200,000 common shares (issued April 1, 2007) to the Optionor as additional compensation.

Under the terms of the amended Que agreement, if the Company fails to keep all of the original claims in good standing, the Company will compensate the optionor by issuing 600,000 common shares of the Company. These shares have been authorized for issuance on August 5, 2008 to the optionor but have not been issued from treasury as at March 31, 2008.

	b)	Golden Darling property

On May 31, 2006 the Company entered into an Option Agreement (the “Golden Agreement”) to acquire an option to purchase 80% of certain claims located in Boston Township, Larder Lake Mining Division, Ontario, Canada. The Company agreed to pay a total of $75,000 and issue a total of 1,000,000 shares of common stock of the Company. On March 31, 2008, the Golden Agreement was amended. The details of the Golden Agreement are as follows:

		i)	The Company must pay $25,000 upon execution of the agreement (paid);
		ii)	The Company must issue 300,000 common stock upon the execution of the agreement (issued May 31, 2006);
		iii)	The Company must pay $25,000 and issue 300,000 common stock (issued April 1, 2007) on or before December 31, 2008;
		iv)	The Company must pay $25,000 and issue 400,000 common stock on or before December 31, 2009;
		v)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:
			a)	$50,000 on or before December 31, 2008;
			b)	$150,000 on or before December 31, 2009 - cumulative;
			c)	$350,000 on or before December 31, 2010 - cumulative.
vi)

The Company will pay a 3% net smelter return (“NSR”), including an annual advance royalty of $10,000 per year commencing on December 31, 2008 until the commencement of commercial production. The Company shall receive credit for all advances against the royalty paid when determining the royalty payable upon commencement of production. The Company has the option of paying the royalty advance in shares at twice the value of cash payable;

		vii)	The Company may at any time purchase one-half of the Royalty for the sum of $1,000,000.
		viii)	If and when the Company exercises the option, an 80% undivided right, title, and interest in and to the Property shall vest in the Company free and clear of al charges, encumbrances and claims.

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

3.	Related Party Transactions

During the three-month period ended March 31, 2008, the Company had transactions with certain officers and directors of the Company as follows:

	a)	incurred $15,000 (2007 - $15,000) in management fees;

	b)	incurred $1,200 (2007 - $1,200) in rental expense;

As at March 31, 2008, $196,340 (December 31, 2007 - $168,598) was owing to current and former officers and directors of the Company. These amounts are unsecured, non-interest bearing and has no specific terms of repayment.

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
March 31, 2008
(Unaudited)

3.	Related Party Transactions (continued)

All related party transactions were recorded at the exchange amount, which is the value established and agreed to by the related parties.

4.	Contingencies

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

Number of Total Employees and Full-Time Employees

At present, the Corporation has no employees other than Mr. Jerry Dibble. Mr. Dibble holds offices of President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the Corporation. Mr. Dibble does not have an employment agreement with the Corporation. For the three month period ended March 31, 2008, management fees of $15,000 and rent expense of $1,200 were payable to Mr. Dibble. As at March 31, 2008, $196,340 was owing to current and former officers and directors of the Corporation and the amount is unsecured, non-interest bearing and has no specific terms of repayment.

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
NTS 32G11 NAD83
Date: February 4th, 2008
Drawn by: Ian Casidy (CasCAD Mapping & GIS)

Physiography, Climate and Infrastructure

The Chibougamau/Chapais area has a well-developed infrastructure to supporting mining projects, including transportation, a well-trained labor force, service and maintenance industries and an airport. Hydro-Quebec's electricity substation is nearby in Chapais and Chibougamau. Chapais Energie, Société en Commandite (''Chapais'') owns a 27.0MW electricity generating plant, which burns wood waste and is located in the Town of Chapais, Québec.

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

Results of Operations

From Inception to March 31, 2008.

Since inception, the Corporation has incurred a net loss of $670,333 and no revenues. Legal fees and accounting and audit fees was $158,839. Mineral property costs was $316,243.

Net cash provided by financing activities from inception to March 31, 2008 was $261,291, which was a result of proceeds received from subscriptions of shares totaling $205,950 and advances from related parties of $55,341.

Liquidity and Capital Resources

As of March 31, 2008, the Corporation has yet to generate any revenues from its business operations.

The Corporation issued 6,000,000 founders shares on March 4, 2003, which was accounted for as capital of $6,000. The Corporation further raised $34,950 in 2004 though a public offering.

As of March 31, 2008, there has been no direct or indirect payment from the proceeds of the public offering to any directors, officers, persons owning 10% or more of shares, any affiliates of the public or others. Since inception, Jerry Dibble and Phillip Derry have advanced demand loans to the Corporation in the total sum of $55,341, which was used for organizational and start-up costs and the public offering expenses including, legal and auditing fees. The demand loans do not bear interest. Jerry Dibble and Phillip Derry agreed with the Corporation to accept repayment of the demand loans when the Corporation is able to pay them back.

On May 3, 2005, the Corporation raised $140,000 through a private placement and paid back $25,000 to Phillip Derry as partial repayment of the outstanding demand loans to the Corporation. On June 23, 2006, the Corporation raised $25,000 through a private placement.

As of March 31, 2008, the Corporation had cash of $34; accounts payable and accrued liabilities of $46,103; and, liabilities due to related parties of $196,340. As of March 31, 2008, the Corporation had net working deficiency of $241,403.

As at March 31, 2008, the Corporation’s total assets were $8,060, and total liabilities were $242,443. Under the Amended and Restated Que Property Option Agreement, the Corporation is obligated to make total payments of $80,000 to Maverick on or before December 31, 2008. Also, under the Amendment Agreement re: Que Property dated March 18, 2008, 600,000 shares have been authorized for issuance on August 5, 2008 to Maverick Investment Corp. but have not been issued. Under the Amended and Restated Golden Darling Property Option Agreement, the Corporation is obligated to make total payments of $35,000 to Maverick, and make $50,000 of exploration expenditures on the property on or before December 31, 2008.

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

Safe Harbour

This quarterly report on Form 10-QSB (the “Report”) for the three months ended March 31, 2008 contains forward-looking statements. These statements relate to future events or future financial performance of the Corporation. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause the Corporation or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements.

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

ITEM 3.               Controls and Procedures

Based on the evaluation of the Corporation’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 under the Exchange Act, as of March 31, 2008, the end of the financial period covered by this Report, the Corporation’s Principal Chief Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”) have concluded that the Corporation’s disclosure controls and procedures are effective.

Based on the evaluation of internal control over financial reporting required by paragraph (c) of Rule 13a-15 under the Exchange Act, as of March 31, 2008, the end of the financial period covered by this Report, the Corporation’s PEO and PFO have concluded that:

1.	the Corporation is presently unable to segregate duties within the Corporation as a means of internal control over financial reporting;

2.

the Corporation is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Corporation;

3.

the Corporation’s present internal control over financial reporting is effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

4.

there has not been any change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that occurred during the Corporation’s quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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