Form 10QSB
period 2008-06-30
CAPITAL MINERAL INVESTORS INC
filed 2008-09-05
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Total revenues for quarter ended June 30, 2008 were $0.

As of August 19, 2008, the Company had 9,699,497 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I             FINANCIAL INFORMATION

ITEM 1.           Financial Statements

The following unaudited financial statements for the six months ended June 30, 2008 have been prepared by management and reviewed by an independent public accountant using professional standards and procedures for conducting such reviews.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(unaudited)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
(Unaudited)

June 30, 2008

Index

Balance Sheets	F-1

Interim Statements of Operations	F-2

Interim Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Balance Sheets

	June 30,	December 31,
	2008	2007
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	51	17
Prepaids	1,006	–
Total Current Assets	1,057	17
Equipment, net	6,530	7,547
Total Assets	7,587	7,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	89,077	48,304
Due to related parties (Note 3)	218,770	168,598
Total Liabilities	307,847	216,902
Contingency (Note 1)
Stockholders’ Deficit
Common Stock, 75,000,000 shares authorized, $0.001 par value
9,699,497 shares issued and outstanding (December 31, 2007 – 9,699,497)	9,700	9,700
Additional Paid-in Capital	366,250	366,250
Obligation to issue shares (Note 2(a))	60,000	–
Deficit Accumulated During the Exploration Stage	(736,210)	(585,288)
Total Stockholders’ Deficit	(300,260)	(209,338)
Total Liabilities and Stockholders’ Deficit	7,587	7,564

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From	For the	For the	For the	For the
	December 31, 2002,	Three Months	Three Months	Six Months	Six Months
	(Date of Inception),	Ended	Ended	Ended	Ended
	to June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2008	2007	2008	2007
	$	$	$	$	$

Expenses

Amortization	6,600	490	437	1,017	705
Consulting fees	1,200	–	–	–	–
Management fees (Note 3)	105,000	15,000	15,000	30,000	30,000
Mineral property costs (Note 2)	316,243	–	109,085	60,000	109,085
Office expenses	35,912	3,771	4,014	5,267	6,258
Professional fees	200,502	41,663	3,234	41,663	12,986
Rent (Note 3)	9,600	1,200	1,200	2,400	2,400
Transfer and filing fees	14,056	645	582	3,560	1,488
Travel and promotion	47,097	3,108	3,528	7,015	7,178

Total Expenses	736,210	65,877	137,080	150,922	170,100

Net Loss	(736,210)	(65,877)	(137,080)	(150,922)	(170,100)

Net Loss Per Share – Basic and Diluted		(0.01)	(0.01)	(0.02)	(0.02)

Weighted Average Shares Outstanding
– Basic and Diluted		9,699,497	9,688,508	9,699,497	9,196,735

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Accumulated From	For the	For the
	December 31, 2002	Six Months	Six Months
	(Date of Inception)	Ended	Ended
	to June 30,	June 30,	June 30,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss	(736,210)	(150,922)	(170,100)
Adjustment to reconcile net loss to net cash used in
operating activities:
Amortization	6,600	1,017	705
Common stock issued for mineral property	230,000	60,000	100,000
Changes in operating assets and liabilities:
Prepaids	(1,006)	(1,006)	–
Accounts payable and accrued liabilities	89,076	40,773	11,886
Due to related parties	163,429	47,172	52,808
Net Cash Used in Operating Activities	(248,111)	(2,966)	(4,701)
Investing Activities
Purchase of equipment	(13,129)	–	(5,252)
Net Cash Used in Investing Activities	(13,129)	–	(5,252)
Financing Activities
Proceeds from issuance of common stock	205,950	–	–
Advances from related parties	3,000	3,000	–
Notes payable	52,341	–	9,000
Net Cash Provided by Financing Activities	261,291	3,000	9,000
Change In Cash	51	34	(953)
Cash – Beginning	–	17	1,994
Cash – End	51	51	1,041

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(Unaudited)

1.	Exploration Stage Company

Capital Mineral Investors, Inc. (the “Company”) was incorporated in the State of Nevada on December 31, 2002. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at June 30, 2008, the Company has accumulated losses of $736,210 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plans for the next twelve months are to focus on the exploration of its mineral properties. There can be no assurance that the Company will be able to raise sufficient funds to pay the expected expenses for the next twelve months. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from its sole director and, or, a private placement of common stock.

Unaudited Interim Financial Statements

The unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States for interim financial information and conforms to Form 10-Q and reflects all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire year ending December 31, 2008. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted. These unaudited interim financial statements and notes included herein should be read in conjunction with the Company’s audited financial statements and notes for the year ended December 31, 2007, included in the Company’s Annual Report on Form 10-KSB. The accounting principles applied in the preparation of these interim financial statements are consistent with those applied for the year ended December 31, 2007.

2.	Mineral Properties

	a)	Que property

On May 31, 2006 the Company entered into an Option Agreement (the “Que Agreement”) to acquire an option to purchase 80% of certain claims located in Quebec, Canada. The Company agreed to pay a total of $121,500 and issue a total of 1,000,000 shares of common stock of the Company. On March 31, 2008, the Que Agreement was amended. The details of the Que Agreement are as follows:

		i)	The Company must pay $1,500 upon execution of the agreement (paid);
		ii)	The Company must pay $30,000 on or before December 31, 2008;
		iii)	The Company must issue 400,000 common stock upon the execution of the agreement (issued);
		iv)	The Company must pay $40,000 and issue 300,000 common stock (issued) on or before December 31, 2008;
		v)	The Company must pay $50,000 and issue 300,000 common stock on or before December 31, 2009;
		vi)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

			a)	$100,000 on or before December 31, 2009;

			b)	$300,000 on or before December 31, 2010 (cumulative);

			c)	$500,000 on or before December 31, 2011 (cumulative);

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

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
(Unaudited)

2.	Mineral Properties (continued)

	a)	Que property (continued)

Under the terms of the Que agreement, if the Company fails to keep all the original claims in good standing, the Company will compensate the Optionor by issuing 600,000 common shares of the Company. These shares have been authorized for issuance on August 5, 2008 to the Optionor but have not been issued from treasury as at June 30, 2008.

	b)	Golden Darling property

On May 31, 2006 the Company entered into an Option Agreement (the “Golden Agreement”) to acquire an option to purchase 80% of certain claims located in Boston Township, Larder Lake Mining Division, Ontario, Canada. The Company agreed to pay a total of $75,000 and issue a total of 1,000,000 shares of common stock of the Company. On March 31, 2008, the Golden Agreement was amended. The details of the Golden Agreement are as follows:

		i)	The Company must pay $25,000 upon execution of the agreement (paid);

		ii)	The Company must issue 300,000 common stock upon the execution of the agreement (issued);

		iii)	The Company must pay $25,000 and issue 300,000 common stock (issued) on or before December 31, 2008;

		iv)	The Company must pay $25,000 and issue 400,000 common stock on or before December 31, 2009;

		v)	The Company shall carry out cumulative exploration expenditures on the property over the three years of the Option Agreement as follows:

			a)	$50,000 on or before December 31, 2008;

			b)	$150,000 on or before December 31, 2009 (cumulative);

			c)	$350,000 on or before December 31, 2010 (cumulative).

vi)

The Company will pay a 3% NSR, including an annual advance royalty of $10,000 per year commencing on December 31, 2008 until the commencement of commercial production. The Company shall receive credit for all advances against the royalty paid when determining the royalty payable upon commencement of production. The Company has the option of paying the royalty advance in shares at twice the value of cash payable;

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

During the six-month period ended June 30, 2008, the Company had transactions with certain officers and directors of the Company as follows:

	a)	incurred $30,000 (2007 - $30,000) in management fees; and

	b)	incurred $2,400 (2007 - $2,400) in rental expense;

As at June 30, 2008, $218,770 (December 31, 2007 - $168,598) was owing to current and former officers and directors of the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
June 30, 2008
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

Number of Total Employees and Full-Time Employees

At present, the Corporation has no employees other than Mr. Jerry Dibble. Mr. Dibble holds offices of President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the Corporation. Mr. Dibble does not have an employment agreement with the Corporation. For the six month period ended June 30, 2008, management fees of $30,000 and rent expense of $2,400 were payable to Mr. Dibble. As at June 30, 2008, $218,770 was owing to current and former officers and directors of the Corporation and the amount is unsecured, non-interest bearing and has no specific terms of repayment. The Corporation presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans, however, any such plans may be adopted in the future.

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

Results of Operations

From Inception to June 30, 2008.

Since inception, the Corporation has incurred a net loss of $736,210 and no revenues. Professional fees were $200,502. Mineral property costs was $316,243 and Management fees were $105,000.

Net cash provided by financing activities from inception to June 30, 2008 was $261,291, which was a result of proceeds received from subscriptions of shares totaling $205,950, advances from related parties of $3,000, and notes payable of $52,341.

Liquidity and Capital Resources

As of June 30, 2008, the Corporation has yet to generate any revenues from its business operations.

The Corporation issued 6,000,000 founders shares on March 4, 2003, which was accounted for as capital of $6,000. The Corporation further raised $34,950 in 2004 though a public offering.

As of June 30, 2008, there has been no direct or indirect payment from the proceeds of the public offering to any directors, officers, persons owning 10% or more of shares, any affiliates of the public or others. Since inception, Jerry Dibble and Phillip Derry have advanced demand loans to the Corporation in the total sum of $52,341, which was used for organizational and start-up costs and the public offering expenses including, legal and auditing fees. The demand loans do not bear interest. Jerry Dibble and Phillip Derry agreed with the Corporation to accept repayment of the demand loans when the Corporation is able to pay them back.

On May 3, 2005, the Corporation raised $140,000 through a private placement and paid back $25,000 to Phillip Derry as partial repayment of the outstanding demand loans to the Corporation. On June 23, 2006, the Corporation raised $25,000 through a private placement.

As of June 30, 2008, the Corporation had cash of $51; accounts payable and accrued liabilities of $89,077; and, liabilities due to related parties of $218,770. As of June 30, 2008, the Corporation had net working deficiency of $306,790.

As at June 30, 2008, the Corporation’s total assets were $7,587, and total liabilities were $307,847. Under the Amended and Restated Que Property Option Agreement, the Corporation is obligated to make total payments of $80,000 to Maverick on or before December 31, 2008. Also, under the Amendment Agreement re: Que Property dated March 18, 2008, 600,000 shares have been authorized for issuance on August 5, 2008 to Maverick Investment Corp. but have not been issued. Under the Amended and Restated Golden Darling Property Option Agreement, the Corporation is obligated to make total payments of $35,000 to Maverick, and make $50,000 of exploration expenditures on the property on or before December 31, 2008. Under the Fenton Agreement, the Corporation is obligated to pay an annual advance royalty of $10,000 commencing on December 31, 2008.

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

Safe Harbour

This quarterly report on Form 10-QSB (the “Report”) for the three months ended June 30, 2008 contains forward-looking statements. These statements relate to future events or future financial performance of the Corporation. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause the Corporation or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements.

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

ITEM 3.           Controls and Procedures

Based on the evaluation of the Corporation’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 under the Exchange Act, as of June 30, 2008, the end of the financial period covered by this Report, the Corporation’s Principal Chief Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”) have concluded that the Corporation’s disclosure controls and procedures are effective.

Based on the evaluation of internal control over financial reporting required by paragraph (c) of Rule 13a-15 under the Exchange Act, as of June 30, 2008, the end of the financial period covered by this Report, the Corporation’s PEO and PFO have concluded that:

1.	the Corporation is presently unable to segregate duties within the Corporation as a means of internal control over financial reporting;

2.

the Corporation is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Corporation;

3.

the Corporation’s present internal control over financial reporting is effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

4.

there has not been any change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that occurred during the Corporation’s quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

On August 5, 2008, we authorized the issuance of 600,000 common shares to Maverick Investment Corp. under the terms and conditions of the Amendment Agreement re: Que Property dated March 18, 2008, but these shares have not been issued.

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

***Filed as an Exhibit to the Corporation's Form 10-KSB/A on August 14, 2008, and incorporated herein by this reference.

****Filed as an Exhibit to the Corporation’s Form 8-K on May 31, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 19, 2008

CAPITAL MINERAL INVESTORS, INC.

BY:	/s/ “Jerry Dibble”
Jerry Dibble
President and Director
(who also performs the function of Principal Chief Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

BY:	/s/ “Gary Benson”
Gary Benson
Director