Form 10-Q
period 2008-09-30
CAPITAL MINERAL INVESTORS INC
filed 2009-08-28
CIK 1221678

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ]    No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 25, 2009
Common Stock, $0.001 par value per share	9,699,497 shares

PART I

FINANCIAL INFORMATION

ITEM 1.

Financial Statements

The following unaudited financial statements for the nine months ended September 30, 2008 have been prepared by management and reviewed by an independent public accountant using professional standards and procedures for conducting such reviews.

CAPITAL MINERAL INVESTORS, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(unaudited)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
(Unaudited)

September 30, 2008

Index

Balance Sheets	F-1

Interim Statements of Operations	F-2

Interim Statements of Cash Flows	F-3

Notes to the Financial Statements	F-4

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Balance Sheets

	September 30,	December 31,
	2008	2007
	$	$
	(Unaudited)
ASSETS

Current Assets

Cash	18	17

Total Current Assets	18	17

Equipment, net	6,076	7,547

Total Assets	6,094	7,564

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	106,730	48,304
Due to related parties (Note 3)	243,008	168,598

Total Liabilities	349,738	216,902

Contingency (Note 1)

Stockholders’ Deficit

Common Stock, 75,000,000 shares authorized, $0.001 par value
9,699,497 shares issued and outstanding (December 31, 2007 – 9,699,497)	9,700	9,700

Additional Paid-in Capital	366,250	366,250

Obligation to issue shares (Note 2(a))	60,000	–

Deficit Accumulated During the Exploration Stage	(779,594)	(585,288)

Total Stockholders’ Deficit	(343,644)	(209,338)

Total Liabilities and Stockholders’ Deficit	6,094	7,564

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Accumulated From	For the	For the	For the	For the
	December 31, 2002,	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception),	Ended	Ended	Ended	Ended
	to September 30,	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2008
	$	$	$	$	$

Expenses

Amortization	7,054	454	590	1,471	1,295
Consulting fees	1,200	–	–	–	–
Management fees (Note 3)	120,000	15,000	15,000	45,000	45,000
Mineral property costs (Note 2)	316,243	–	–	60,000	109,085
Office expenses	36,194	282	4,998	5,549	11,256
Professional fees	219,631	19,129	601	60,792	13,587
Rent (Note 3)	10,800	1,200	1,200	3,600	3,600
Transfer and filing fees	18,356	4,300	1,908	7,860	3,396
Travel and promotion	50,116	3,019	3,301	10,034	10,479

Total Expenses	779,594	43,384	27,598	194,306	197,698

Net Loss	(779,594)	(43,384)	(27,598)	(194,306)	(197,698)

Net Loss Per Share – Basic and Diluted		(0.00)	(0.00)	(0.02)	(0.02)

Weighted Average Shares Outstanding
– Basic and Diluted		9,699,497	9,699,497	9,699,497	9,366,164

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Accumulated From	For the	For the
	December 31, 2002	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended
	to September 30,	September 30,	September 30,
	2008	2008	2007
	$	$	$
Operating Activities
Net loss	(779,594)	(194,306)	(197,698)
Adjustment to reconcile net loss to net cash used in
operating activities:
Amortization	7,053	1,471	1,295
Common stock issued for mineral property	230,000	60,000	100,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	106,730	58,426	15,338
Due to related parties	187,667	71,410	75,972
Net Cash Used in Operating Activities	(248,144)	(2,999)	(5,093)
Investing Activities
Purchase of equipment	(13,129)	–	(5,881)
Net Cash Used in Investing Activities	(13,129)	–	(5,881)
Financing Activities
Proceeds from issuance of common stock	205,950	–	–
Advances from related parties	3,000	3,000	–
Notes payable	52,341	–	9,000
Net Cash Provided by Financing Activities	261,291	3,000	9,000
Change In Cash	18	1	(1,974)
Cash – Beginning	–	17	1,994
Cash – End	18	18	20

Supplemental Disclosures
Interest paid	–	–	–
Income tax paid	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Unaudited)

1.	Exploration Stage Company

Capital Mineral Investors, Inc. (the “Company”) was incorporated in the State of Nevada on December 31, 2002. The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at September 30, 2008, the Company has accumulated losses of $779,594 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Unaudited)

2.	Mineral Properties (continued)

(a)	Que property (continued)

As a result of delaying certain commitments during the year ending December 31, 2006, the Company issued 200,000 common shares (issued April 1, 2007) to the Optionor as additional compensation.

Under the terms of the Que agreement, if the Company fails to keep all the original claims in good standing, the Company will compensate the optionor by issuing 600,000 common shares of the Company. These shares have been authorized for issuance on August 5, 2008 to the optionor but have not been issued from treasury as at September 30, 2008.

As of filing, the Company has failed to meet the existing terms of the Que Agreement. The Company is currently in negotiations to amend the terms of the agreement.

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

As of filing, the Company has failed to meet the existing terms of the Golden Agreement. The Company is currently in negotiations to amend the terms of the agreement.

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

As of filing, the Company has failed to meet the existing terms of the Fenton Agreement. The Company is currently in negotiations to amend the terms of the agreement.

Capital Mineral Investors, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
September 30, 2008
(Unaudited)

3.	Related Party Transactions

During the nine-month period ended September 30, 2008, the Company had transactions with certain officers and directors of the Company as follows:

	a)	incurred $45,000 (2007 - $45,000) in management fees; and

	b)	incurred $3,600 (2007 - $3,600) in rental expense;

As at September 30, 2008, $243,008 (December 31, 2007 - $168,598) was owing to current and former officers and directors of the Company. These amounts are unsecured, non-interest bearing and have no specific terms of repayment.

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

As of December 31, 2008, the Corporation is in material default of the Property Agreements with Maverick Investment Corporation. The Corporation is currently in negotiations with Maverick Investment Corporation to amend the terms of the agreements for the Que Property, the Golden Darling Property and the Fenton Property.

On January 20, 2009, the British Columbia Securities Commission issued a Cease Trading Order against the Corporation for failure to file its financial statements on the System for Electronic Document Analysis and Retrieval (“SEDAR”) to comply with Canadian continuous disclosure obligations under the rules and regulations of the British Columbia Securities Commission. The order to cease trade the securities of the Corporation is still in effect and the Corporation will have to make an application to the British Columbia Securities Commission to revoke the cease trading order and file any outstanding financial statements on SEDAR.

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

Exploration Program Recommendations

The Corporation intends to develop and execute an exploration program for 2009 focused on its Golden Darling Property at a cost of $183,000 subject to the Corporation obtaining adequate financing.

Management believes that this property will in the future provide the Corporation with potential for locating economic mineralization once an initial exploration and survey program is conducted. When we have the funds, exploration will be undertaken using modern methods to re-examine and assay previous economic ore grade locations. The exploration program will evaluate historical showings and perform a geophysical survey in conjunction with prospecting and geological mapping. Exploration will be undertaken with the goal of creating targets to test by mechanical trenching and drilling. Initial exploration activities (grid establishment, geological sampling, soil sampling, rock sampling, geophysical surveys and mechanical trenching where deemed appropriate) do not involve ground disturbance and will not require a work permit. To date this kind of property scale information has not been done on this property. We expect to initiate surveying work during the second quarter of 2009 on the Golden Darling Property.

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

Fenton Property Proposed Work Program for 2009

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

Golden Darling Property Proposed Work Program for 2009

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

Competitive Business Conditions, Position and Methods of Competitiveness

The Corporation operates in the highly competitive area of mining and mineral exploration and production. Many of its competitors have much greater financial and other resources than the Corporation possesses. Such competitors have a greater ability to bear the economic risks inherent in all phases of the industry. While the Corporation competes with other mining and mineral exploration and production companies, there is no competition for the exploration or removal of mineral out of the Corporation’s properties. There are readily available markets for minerals that the Corporation is able to recover from its properties. In the exploration and production business, the costs of exploration and drilling programs, the development of transportation systems to bring future production to the market and transportation costs of minerals are factors that affect the Corporation’s ability to compete in the marketplace.

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

Costs and Effects of Compliance with Environmental Laws

The Corporation is also subject to the environmental laws of Ontario and Quebec. These laws deal with environmental matters relating to the exploration of mining properties. The goals are to protect the environment through a series of regulations affecting health, safety archeological sites and exploration access.

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

Number of Total Employees and Full-Time Employees

At present, the Corporation has no employees other than Mr. Jerry Dibble. Mr. Dibble holds offices of President, Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer of the Corporation. Mr. Dibble does not have an employment agreement with the Corporation. For the nine month period ended September 30, 2008, management fees of $45,000 and rent expense of $3,600 were payable to Mr. Dibble. As at September 30, 2008, $243,008 was owing to current and former officers and directors of the Corporation and the amount is unsecured, non-interest bearing and has no specific terms of repayment.

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

Because of our lack of funds and short operating history incurring only expenses, our independent accountants' audit report states that there is substantial doubt about our ability to continue as a going concern. Our independent auditor pointed out that we incurred only losses since our inception raising substantial doubt about our ability to continue as a going concern. Therefore, our ability to continue as a going concern is highly dependent upon obtaining additional financing for our planned operations. Presently, we do not have any funds to conduct any exploration program. Our property agreements require us to make payments to the optionor and spend money on exploration. If we do not make these commitments, we may lose our interest in these property option agreements. We are presently in default on the Fenton, Que and Golden Darling Property Agreements and if we do not successfully renegotiate the payment terms of these three agreements, the owner can terminate the agreements and we will lose our properties. If we lose our properties, we will have no assets.

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

Cease Trade Order issued against the Corporation.

The British Columbia Securities Commission issued a cease trade order against the Corporation on January 20, 2009. The securities of the Corporation cannot be traded until the Corporation makes an application to revoke the order. Until such time, you cannot sell your securities in any secondary public market in the United States and Canada. Without a transparent and liquid market to sell your shares, the market value of the common shares of the Corporation will be adversely affected. The Corporation plans to make an application to revoke the order but it does not know when it will do so nor can it give any reassurances that such an application will be approved by the British Columbia Securities Commission if and when it is made.

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

The Fenton Property – Guercheville, Quebec

Overview

On May 31, 2006, the Corporation entered into a purchase agreement (the “Purchase Agreement”) with Maverick Investment Corp. (the “Maverick”), wherein the Corporation purchased for a purchase price of

$12,500 from the Vendor an undivided 100% interest in 26 mineral claims totaling approximately 417 hectares and situated on the Fenton property located in Guercheville, Quebec, subject to a net smelter return (a “NSR”) royalty of 3%. An annual advance royalty of $10,000 is payable to Maverick on each anniversary commencing on December 31, 2008 by an extension agreement dated March 18, 2008. The Fenton Property claims are in good standing. The work required to be conducted on the property in order to keep the property in good standing is CDN$500 per claim per year. No exploration has yet been undertaken on the Fenton Property.

The claims are registered in the name of Patrick O’Brien, a contractual party to our other property option agreements and significant shareholder of our Corporation beneficially owning 52% of our shares.

As of the date hereof, the Corporation has failed to meet the existing terms of the Fenton Property Agreement. The Corporation is currently in negotiations to amend the terms of the agreement.

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

As of the date hereof, the Corporation has failed to meet the existing terms of the Que Property Agreement. The Corporation is currently in negotiations to amend the terms of the agreement.

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

N
Kilometers
0 1 2 4
Legend
QUE CLAIMS
QUE CLAIMS
CAPITAL MINERALS INVESTORS, INC.
CLAIM LOCATION MAP
QUE CLAIMS - QUEBEC
Date: February 4th, 2008
Drawn by: Ian Cassidy (CasCAD Mapping & GIS)

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

As of the date hereof, the Corporation has failed to meet the existing terms of the Golden Darling Property Agreement. The Corporation is currently in negotiations to amend the terms of the agreement.

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

Results of Operations

From Inception to September 30, 2008.

Since inception, the Corporation has incurred a net loss of $779,594 and no revenues. Professional fees were $219,631. Mineral property costs was $316,243 and Management fees were $120,000.

Net cash provided by financing activities from inception to September 30, 2008 was $261,291, which was a result of proceeds received from subscriptions of shares totaling $205,950, advances from related parties of $3,000, and notes payable of $52,341.

Liquidity and Capital Resources

As of September 30, 2008, the Corporation has yet to generate any revenues from its business operations.

The Corporation issued 6,000,000 founders shares on March 4, 2003, which was accounted for as capital of $6,000. The Corporation further raised $34,950 in 2004 though a public offering.

As of September 30, 2008, there has been no direct or indirect payment from the proceeds of the public offering to any directors, officers, persons owning 10% or more of shares, any affiliates of the public or others. Since inception, Jerry Dibble and Phillip Derry have advanced demand loans to the Corporation in the total sum of $52,341, which was used for organizational and start-up costs and the public offering expenses including, legal and auditing fees. The demand loans do not bear interest. Jerry Dibble and Phillip Derry agreed with the Corporation to accept repayment of the demand loans when the Corporation is able to pay them back.

On May 3, 2005, the Corporation raised $140,000 through a private placement and paid back $25,000 to Phillip Derry as partial repayment of the outstanding demand loans to the Corporation. On June 23, 2006, the Corporation raised $25,000 through a private placement.

As of September 30, 2008, the Corporation had cash of $18; accounts payable and accrued liabilities of $106,730; and, liabilities due to related parties of $243,008. As of September 30, 2008, the Corporation had net working deficiency of $343,644.

As at September 30, 2008, the Corporation’s total assets were $6,094, and total liabilities were $349,738. Under the Amended and Restated Que Property Option Agreement, the Corporation is obligated to make total payments of $80,000 to Maverick on or before December 31, 2008. Also, under the Amendment Agreement re: Que Property dated March 18, 2008, 600,000 shares have been authorized for issuance on August 5, 2008 to Maverick Investment Corp. but have not been issued. Under the Amended and Restated Golden Darling Property Option Agreement, the Corporation is obligated to make total payments of $35,000 to Maverick, and make $50,000 of exploration expenditures on the property on or before December 31, 2008. Under the Fenton Agreement, the Corporation is obligated to pay an annual advance royalty of $10,000 commencing on December 31, 2008. These payments and obligations have not been made and the Corporation is in default of the Fenton, Que and Golden Darling Property Agreements. The Corporation is currently in negotiations to amend the terms of these three agreements.

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

Safe Harbour

This quarterly report on Form 10-Q (the “Report”) for the nine months ended September 30, 2008 contains forward-looking statements. These statements relate to future events or future financial performance of the Corporation. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause the Corporation or its industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievement expressed or implied by these forward-looking statements.

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

ITEM 3.

Controls and Procedures

Based on the evaluation of the Corporation’s disclosure controls and procedures required by paragraph (b) of Rule 13a-15 under the Exchange Act, as of September 30, 2008, the end of the financial period covered by this Report, the Corporation’s Principal Chief Executive Officer (the “PEO”) and Principal Financial Officer (the “PFO”) have concluded that the Corporation’s disclosure controls and procedures are effective.

Based on the evaluation of internal control over financial reporting required by paragraph (c) of Rule 13a-15 under the Exchange Act, as of September 30, 2008, the end of the financial period covered by this Report, the Corporation’s PEO and PFO have concluded that:

1.	the Corporation is presently unable to segregate duties within the Corporation as a means of internal control over financial reporting;

2.

the Corporation is presently relying on overriding management short-term review procedures until such time as additional funding is provided to hire additional executive to segregate duties within the Corporation;

3.

the Corporation’s present internal control over financial reporting is effective in that it provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

4.

there has not been any change in the Corporation’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 that occurred during the Corporation’s quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Dated: March 25, 2009

CAPITAL MINERAL INVESTORS, INC.

BY:	/s/ “Jerry Dibble”
Jerry Dibble
President and Director
(who also performs the function of Principal Chief Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

BY:	/s/ “Gary Benson”
Gary Benson
Director

Rule 13(a) – 14(a)/15(d) – 14(a) Certifications

I, Jerry Dibble, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB (the “Report”) of Capital Mineral Investors, Inc. (the “Corporation”);

2.

Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

3.

Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respect the financial condition, results of operations and cash flows of the Corporation as of, and for, the periods presented in this Report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Corporation and have:

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

(c)

evaluated the effectiveness of the Corporation's disclosure controls and procedures and presented in this Report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

(d)

disclosed in this Report any change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Corporation's auditors and the audit committee of Corporation's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation's internal control over financial reporting.

(Signature)	/s/ “Jerry Dibble”
(Title)	Jerry Dibble
President and Director
(who also performs the function of Principal Chief Executive Officer,
Principal Financial Officer and Principal Accounting Officer)

(Date)	March 25, 2009

Section 1350 Certifications

CERTIFICATE OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Jerry Dibble, a Director and President, who also performs the function of Principal Chief Executive Officer, Principal Financial Officer and Principal Accounting Officer of Capital Mineral Investors, Inc. (the “Corporation”), certify that the quarterly report on Form 10-QSB (the "Report") for the quarter ended September 30, 2008, filed with the Securities and Exchange Commission on the date hereof:

1.	fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
2.	the information contained in the Report fairly presents in all material respects, the financial condition and results of operations of the Corporation.

(Signature)	/s/ “Jerry Dibble”
Jerry Dibble
(Title)	President and Director (also performs the function of Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

(Date)	March 25, 2009

A signed original of this written statement required by Section 906 has been provided to Corporation and will be retained by the Corporation and furnished to the Securities and Exchange Commission or its staff upon request.